Form 10-Q
period 1996-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1996-05-15
CIK 853891

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q
(Mark One)
[X]                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                       or
[ ]              Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   for Quarterly Period Ended MARCH 31, 1996
                        Commission file number 33-30312

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

             NORTH CAROLINA                                     56-1681116
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                                INTERSTATE TOWER
                                 P. O. BOX 1012
                            CHARLOTTE, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 379-9164
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  x  No
                                    -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

7,650 limited partnership units outstanding at April 30, 1996

                   Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                                        March 31,
                                                           1996         December 31,
                                                       (Unaudited)         1995
                                                       -----------      ------------
     ASSETS:

Land Held for Sale                                     $6,534,310       $6,534,310
Cash and Cash Equivalents                                   4,064              591
Organizational Costs, Net                                       0                0
Other                                                      31,252           30,722
                                                       ----------       ----------
                                                       $6,569,626       $6,565,623
                                                       ==========       ==========

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                    $  107,434       $  100,370
Note Payable                                              121,280          111,280
                                                       ----------       ----------
                                                          228,714          211,650
                                                       ----------       ----------

Class A Limited Partners' Interest                      6,340,950        6,354,010
Subordinated Limited Partners' Interest                        91               91
General Partners' Interest                                   (129)            (128)
                                                       ----------       ----------
                                                        6,340,912        6,353,973
                                                       ----------       ----------
                                                       $6,569,626       $6,565,623
                                                       ==========       ==========



                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                               Three            Three
                                              Months            Months
                                               Ended            Ended
                                             March 31,        March 31,
                                               1996              1995
                                            (Unaudited)      (Unaudited)
                                            -----------      -----------
INCOME:
  Interest Income                           $    544          $    531
                                            --------          --------
                                                 544               531

EXPENSES:
  Property Taxes                                   0               553
  Professional and Legal Fees                  9,670            10,482
  Amortization of Organizational Cost              0             6,627
  General and Administrative Costs               923                 0
  Interest Expense                             3,012             2,308
                                            --------          --------
                                            $ 13,605          $ 19,970
                                            --------          --------
NET LOSS                                     (13,061)          (19,439)
                                            ========          ========

NET LOSS ALLOCATION:

General Partners                                  (1)              ($2)
Class A Limited Partners                     (13,060)          (19,437)
                                            --------          --------
                                            $(13,061)         $(19,439)
                                            ========          ========

CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                             7,650             7,650
                                            --------          --------
NET LOSS PER CLASS A UNIT                   $  (1.71)         $  (2.54)
                                            ========          ========



              See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                            Subordinated
                                     General     Limited      Limited
                                     Partners    Partners     Partner       Total
                                     --------    --------   ------------    -----
Partners' Equity (Deficit)
  at December 31, 1994               $(124)     $6,397,968      $92      $6,397,936

Net Loss for the Three Months
  Ended March 31,1995                   (2)        (19,437)       0         (19,439)
                                     -----      ----------      ---      ----------
Partners' Equity (Deficit)
  at March 31, 1995                  $(126)     $6,378,531      $92      $6,378,497
                                     =====      ==========      ===      ==========


Partners' Equity (Deficit)
  at December 31, 1995               $(128)     $6,354,010      $91      $6,353,973

Net Loss for the Three Months
  Ended March 31, 1996                  (1)        (13,060)       0         (13,061)
                                     -----      ----------      ---      ----------
Partners' Equity (Deficit)
  at March 31, 1996                  $(129)     $6,340,950      $91      $6,340,912
                                     =====      ==========      ===      ==========



               See Notes to Consolidated Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                   Three Months        Three Months
                                                       Ended               Ended
                                                  March 31, 1996      March 31, 1995
                                                    (Unaudited)         (Unaudited)
                                                  --------------      --------------
CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                            $(13,061)           $(19,439)

Adjustments to reconcile net loss to net cash used for operations:

 Amortization of Organizational Costs                      0               6,627
 Increase in Property Taxes Payable                        0                 553
 Increase in Accrued Liabilities                       7,064              12,790
 Increase in Other Assets                               (530)               (530)
                                                    --------            --------
                                                       6,534              19,440

 Net Cash Used for Operating Activities               (6,527)                  1
                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                             10,000                   0
                                                    --------            --------
 Net Cash used for Financing Activities               10,000                   0

 Increase in Cash and Cash Equivalents                 3,473                   1

Cash and Cash Equivalents at Beginning
 of Period                                               591                  40
                                                    --------            --------

Cash and Cash Equivalents at End of Period          $  4,064            $     41
                                                    ========            ========


                  See Notes to Condensed Financial Statements

              INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED) MARCH 31, 1996


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year to end December 31, 1996.


2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989 and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990 and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On April 30, 1996, there were 769 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of April 30, 1996, the Partnership held all 145 acres of the Property.


              INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1996, the Registrant had $4,063 on hand in the form of cash and cash equivalents. These funds will be maintained as working capital reserves to fund the costs of ad valorem taxes, insurance, administrative expenses and other costs and expenses associated with owning the Property. The Registrant anticipates that it will incur operating expenses during 1996 in excess of the cash and cash equivalents on hand as of March 31, 1996. The Registrant has executed a note payable to the General Partner in the amount of $150,000 which will payoff the existing line of credit balance of $94,732 and provide any additional funds needed for working capital. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are loans.


2.       RESULTS OF OPERATIONS

The Registrant's net loss decreased from $19,439 for the three months ended March 31,1995 to $13,061 for the three months ended March 31, 1996. The change is primarily due to the following:

Interest expense increased from $2,308 for the three months ended March 31, 1995 to $3,012 for the three months ended March 31, 1996 due to the increased outstanding balance on the note payable.

Amortization expense decreased from $6,627 for the three months ended March 31, 1995 to $0 for the three months ended December 31, 1996 as all deferred costs were fully amortized during the first quarter of 1995.



              INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                         PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None. There were no matters submitted for vote during the quarter covered by this report.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        (a)     Exhibits
                27 - Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the three months ended March 31, 1996.


                 INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERSTATE LAND INVESTORS II
                               LIMITED PARTNERSHIP
                               (REGISTRANT)



                               BY:   /s/ J. CHRISTOPHER BOONE
                                    -------------------------
                                    J. CHRISTOPHER BOONE
                                    ISC REALTY CORPORATION,
                                    GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                    OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                    REGISTRANT


DATE: MAY 10, 1996
      ------------