Form 10-Q
period 1996-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1996-08-13
CIK 853891

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

                  for Quarterly Period Ended JUNE 30, 1996
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

                                 Yes  x  No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          7,650 limited partnership units outstanding at July 10, 1996

                   Page 1 of 10 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                   As of June 30, 1996 and December 31, 1995

                                                  June 30,
                                                    1996          December 31,
                                                 (Unaudited)          1995
                                                 ----------       ----------
     ASSETS:

Land Held for Sale                               $6,534,310       $6,534,310
Cash and Cash Equivalents                             1,166              591
Other                                                31,782           30,722
                                                 ----------       ----------
                                                 $6,567,258       $6,565,623
                                                 ==========       ==========



     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                 114,707          100,370
Note Payable                                        122,280          111,280
                                                 ----------       ----------
                                                    236,987          211,650
                                                 ----------       ----------

Class A Limited Partners' Interest                6,330,310        6,354,010
Subordinated Limited Partners' Interest                  91               91
General Partners' Interest                             (130)            (128)
                                                 ----------       ----------
                                                  6,330,271        6,353,973
                                                 ----------       ----------
                                                 $6,567,258       $6,565,623
                                                 ==========       ==========



                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Operations


                                             Three      Three          Six        Six
                                            Months      Months       Months      Months
                                             Ended      Ended         Ended      Ended
                                           June 30,    June 30,     June 30,    June 30
                                             1996       1995          1996       1995
                                          (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                           ---------   ---------    ---------   ---------
INCOME:
  Interest Income                           $    552    $   530      $  1,110   $  1,061
                                            --------    -------      --------   --------
                                                 552        530         1,110      1,061

EXPENSES:
  Property Taxes                                   0        553             0      1,106
  Professional and Legal Fees                  7,584      6,117        17,255     16,599
  Amortization of Organizational Costs             0          0             0      6,627
  General and Administrative Costs               402        583         1,324        583
  Interest Expense                             3,221      2,456         6,233      4,764
                                            --------    -------      --------   --------
                                              11,207      9,709        24,812     29,679
                                            --------    -------      --------   --------
NET LOSS                                    $ 10,655    $ 9,179      $ 23,702   $ 28,618
                                            ========    =======      ========   ========

NET LOSS ALLOCATION:

General Partners                                  (1)        (1)           (2)        (3)
Class A Limited Partners                     (10,654)    (9,178)      (23,700)   (28,615)
                                            --------    -------      --------   --------
                                            $(10,655)   $(9,179)     $(23,702)  $(28,618)
                                            ========    =======      ========   ========

CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                             7,650      7,650         7,650      7,650
                                            --------    -------      --------   --------

NET LOSS PER CLASS A UNIT                   $  (1.39)   $ (1.20)     $  (3.10)  $  (3.74)
                                            ========    =======      ========   ========



                 See Notes to Consensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               Condensed Statements of Partners' Equity (Deficit)
                For the Six Months Ended June 30, 1996 and 1995

                                   (Unaudited)
                                                       Subordinated
                              General       Limited      Limited
                              Partners      Partners     Partner         Total
                              --------     ----------  ------------   ----------
Partners' Equity (Deficit)
  at December 31, 1994         $  (128)    $6,354,010     $   91      $6,353,973
                               -------     ----------     ------      ----------
Net Loss for the Six Months
  Ended June 30, 1995               (3)       (28,615)         0         (28,618)
                               -------     ----------     ------      ----------
Partners' Equity (Deficit)
  at June 30, 1995             $  (131)    $6,325,395     $   91      $6,325,355
                               =======     ==========     ======      ==========




Partners' Equity (Deficit)
  at December 31, 1995         $  (128)    $6,354,010     $   91      $6,353,973

Net Loss for the Six Months
  Ended June 30, 1996               (2)       (23,700)         0         (23,702)
                               -------     ----------     ------      ----------
Partners' Equity (Deficit)
  at June 30, 1996             $  (130)    $6,330,310     $   91      $6,330,271
                               =======     ==========     ======      ==========



                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
                For the Six Months Ended June 30, 1996 and 1995


                                                           Six Months     Six Months
                                                             Ended           Ended
                                                         June 30, 1996   June 30, 1995
                                                          (Unaudited)     (Unaudited)
                                                         ------------    -------------
CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                  $(23,702)         $(28,618)

Adjustments to reconcile net loss to net cash used for operations:

 Amortization of Organizational Costs                            0             6,627
 Increase in Property Taxes Payable                              0             1,106
 Increase in Accrued Liabilities                            14,337             8,832
 Increase in Other Assets                                   (1,060)           (1,060)
                                                          --------          --------
 Net Cash Used for Operating Activities                    (10,425)          (13,113)
                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Note Payable                                    11,000            14,037
                                                          --------          --------
Net Cash Provided by Financing Activities                   11,000            14,037
Increase (Decrease) in Cash and Cash Equivalents               575               924

Cash and Cash Equivalents at Beginning
 of Period                                                     591                40
                                                          --------          --------
Cash and Cash Equivalents at End of Period                $  1,166          $    964
                                                          ========          ========


                 See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year to end December 31, 1996.


2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989 and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990 and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On August 14, 1996, there were 769 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of July 31, 1996, the Partnership held all 145 acres of the Property.

Until January 1, 1993, the Managing General Partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also General Partners in the Partnership and effective January 1, 1993, assumed the role of co-managing partners. Mr. Allen also holds all of the Subordinated Limited Partner interest, which may be assigned to one of his affiliates at any time.

The General Partners are solely responsible for the day-to-day management and operation of the property. ISCR is responsible for certain administrative functions of the Partnership and beginning in November, 1989, is entitled to an annual administrative fee equal to .25% of the cost of the property acquired. Payment of such administrative fee is deferred until the sale of the property and the return of the Class A Limited Partners' invested capital plus their preferred return, as defined.

3. RELATED PARTY TRANSACTIONS

At June 30, 1995 the Registrant had an account receivable from Performance Investments, Inc. ("PII") which is 100% owned Mr. William Garrith Allen and a family member, of $17,427 plus accrued interest receivable of $14,355 related to the reimbursement of certain costs required in connection with organizing the Partnership and the property. In connection with the consent order entered into in November 1991, the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

The Partnership incurred expense of $8,105 for the six months ended June 30, 1996 and 1995, respectively for service rendered by ISCR in connection with certain administrative functions of the Partnership. Since payments of these fees is deferred, they are included in accrued liabilities in the accompanying balance sheets.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Registrant had $1,166 on hand in the form of cash and cash equivalents. These funds will be maintained as working capital reserves to fund the costs of ad valorem taxes, insurance, administrative expenses and other costs and expenses associated with owning the Property. The Registrant anticipates that it will incur operating expenses during 1996 in excess of the cash and cash equivalents on hand as of June 30, 1996. On May 23, 1995 the General Partner, ISCR, paid off an existing line of credit with First Citizens Bank and entered into an agreement to advance up to $150,000 to the Partnership as needed. The advances accrue interest at Prime plus 2% and will only be repaid upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership.

Until the Registrant disposes of the Property, its only sources of additional capital are loans and advances.

2.   RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

For the six months ended June 30, 1996 the Partnership reported a net loss of $23,702 as compared to a net loss of $28,618 for the six months ended June 30, 1995.

The Registrant incurred total expenses of $24,812 for the six month period, compared to $29,679 for the same period in 1995. Property tax decreased from $1,106 for the six months ended June 30, 1995 to $0 for the same period in 1996 as a result of the property tax exemption filed in 1993 with the York County Assessors office. Amortization expense decreased from $6,627 for the six months ended June 30, 1995 to $0 for the same period in 1996 due to the completion of amortization of the organizational costs in the first quarter 1995. Interest expense increased $1,469 for the six months ended June 30, 1996 compared to the same period in 1995 due to a higher level of borrowings outstanding.

THREE MONTH'S ENDED JUNE 30, 1996 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
1995

The Partnership reported a net loss of $10,655 for the three months ended June 30, 1996 as compared to a net loss of $9,179 for the same period in 1995. Total operating expenses increased from $9,709 to $11,207 for the three months ended June 30, 1996.

Interest expense increased $765 and professional fees increased $1,467 for the three months ended June 30, 1996 compared to the same period in 1995. Interest expense increased as a result of higher borrowings. Professional fees increased due to the timing of payments for audit and tax return costs.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Partnership filed a complaint on May 24, 1996 against Mr. Allen for failure to purchase the property at the "Put Price". The outcome of the action is indeterminable at this time. The Partnership is seeking damages as determined by the court for breach of contract.

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

     (b) Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the six months ended June 30, 1996.

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



                             INTERSTATE LAND INVESTORS II
                             LIMITED PARTNERSHIP


                             By:  ISC REALTY CORPORATION
                                  --------------------------------
                                  As Principal Executive Officer,
                                  Principal Financial Officer, and
                                  Principal Accounting Officer of
                                  the Registrant



                             By:  /S/ J. Christopher Boone
                                  --------------------------------
                                  J. Christopher Boone
                                  President

Date: August 13, 1996
      ------------------