Form 10-Q
period 1996-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1996-11-14
CIK 853891

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

                 for Quarterly Period Ended SEPTEMBER 30, 1996
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

       7,650 limited partnership units outstanding at November 8, 1996



                  Page 1 of 10 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                            Condensed Balance Sheets
                 As of September 30, 1996 and December 31, 1995

                                                                  September 30,
                                                                      1996           December 31,
                                                                   (Unaudited)          1995
                                                                  -------------      ------------
     ASSETS:

Land Held for Sale                                                $  6,534,310       $  6,534,310
Cash and Cash Equivalents                                                 (375)               591
Other                                                                   32,312             30,722
                                                                  ------------       ------------
                                                                  $  6,566,247       $  6,565,623
                                                                  ============       ============




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                                    122,119            100,370
Note Payable                                                           123,280            111,280
                                                                  ------------       ------------
                                                                       245,399            211,650
                                                                  ------------       ------------

Class A Limited Partners' Interest                                   6,320,888          6,354,010
Subordinated Limited Partners' Interest                                     91                 91
General Partners' Interest                                                (131)              (128)
                                                                  ------------       ------------
                                                                     6,320,848          6,353,973
                                                                  ------------       ------------
                                                                  $  6,566,247       $  6,565,623
                                                                  ============       ============



          See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Operations


                                                       Three            Three            Nine             Nine
                                                      Months           Months           Months           Months
                                                       Ended            Ended            Ended            Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                       1996             1995             1996             1995
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                   -------------    -------------    -------------    -------------
INCOME:
  Interest Income                                  $         541    $         551    $       1,651    $       1,612
                                                   -------------    -------------    -------------    -------------
                                                             541              551            1,651            1,612

EXPENSES:
  Property Taxes                                              43              553              131            1,659
  Professional and Legal Fees                              4,698            6,252           21,953           22,851
  Amortization of Organizational Costs                         0                0                0            6,627
  General and Administrative Costs                         1,906               53            3,230              636
  Interest Expense                                         3,229            3,019            9,462            7,783
                                                   -------------    -------------    -------------    -------------
                                                           9,876            9,877           34,776           39,556

NET LOSS                                           $      (9,335)   $      (9,326)   $     (33,125)   $     (37,944)


NET LOSS ALLOCATION:

General Partners                                   $          (1)   $          (1)   $          (3)   $          (4)
Class A Limited Partners                                  (9,334)          (9,325)         (33,122)         (37,940)
                                                   -------------    -------------    -------------    -------------
                                                          (9,335)          (9,326)         (33,125)         (37,944)
                                                   =============    =============    =============    =============


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                         7,650            7,650            7,650            7,650
                                                   -------------    -------------    -------------    -------------
NET LOSS PER CLASS A UNIT                          $       (1.22)   $       (1.22)   $       (4.33)   $       (4.96)
                                                   =============    =============    =============    =============


           See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               Condensed Statements of Partners' Equity (Deficit)
             For the Nine Months Ended September 30, 1995 and 1996

                                  (Unaudited)


                                                                 Subordinated
                                     General        Limited         Limited
                                     Partners       Partners        Partner        Total
                                   ------------   ------------   ------------   ------------
Partners' Equity (Deficit)
  at December 31, 1994             $       (124)  $  6,397,968   $         92   $   6,397,936

Net Loss for the Nine Months
  Ended September 30, 1995                   (4)       (37,940)             0        (37,944)
                                   ------------   ------------   ------------   ------------

Partners' Equity (Deficit)
  at September 30, 1995            $       (128)  $  6,360,028   $         92   $  6,359,992
                                   ============   ============   ============   ============



Partners' Equity (Deficit)
  at December 31, 1995             $       (128)  $  6,354,010   $         91   $  6,353,973

Net Loss for the Nine Months
  Ended September 30, 1996                   (3)       (33,122)             0        (33,125)
                                   ------------   ------------   ------------   ------------

Partners' Equity (Deficit)
  at September 30, 1996            $       (131)  $  6,320,888   $         91   $  6,320,848
                                   ============   ============   ============   ============

           See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995


                                                                 Nine Months         Nine Months
                                                                    Ended               Ended
                                                                September 30,       September 30,
                                                                     1996                1995
                                                                 (Unaudited)         (Unaudited)
                                                                 -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                           $(33,125)           $(37,944)

Adjustments to reconcile net loss to net cash used for operations:

 Amortization of Organizational Costs                                     0               6,627
 Increase (Decrease) in Property Taxes Payable                          131               1,659
 Increase in Accrued Liabilities                                     21,618              15,902
 Increase in Other Assets                                            (1,590)             (1,590)
                                                                   --------            --------
 Net Cash Used for Operating Activities                             (12,966)            (15,346)
                                                                   --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                            12,000              17,037
                                                                   --------            --------

 Net Cash Provided by Financing Activities                           12,000              17,037
                                                                   --------            --------

 Increase in Cash and Cash Equivalents                                 (966)              1,691

Cash and Cash Equivalents at Beginning of Period                        591                  40
                                                                   --------            --------

Cash and Cash Equivalents at End of Period                         $   (375)           $  1,731
                                                                   ========            ========


           See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year to end December 31, 1996.


2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On October 31, 1996, there were 769 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of September 30, 1996, the Partnership held all 145 acres of the Property.

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

3. RELATED PARTY TRANSACTIONS

At September 30, 1996, the Registrant had an account receivable from Performance Investments, Inc. ("PII") which is 100% owned Mr. William Garith Allen and a family member, of $17,427 plus accrued interest receivable of $14,885 related to the reimbursement of certain costs required in connection with organizing the Partnership and the property. In connection with the consent order entered into in November 1991, the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

The Partnership incurred expenses of $12,156 for the nine months ended September 30, 1996, and 1995, respectively for service rendered by ISCR in connection with certain administrative functions of the Partnership. Since payments of these fees is deferred, they are included in accrued liabilities in the accompanying balance sheets.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Registrant had an overdraft balance of $375. On May 23, 1995, the General Partner, ISCR, paid off an existing line of credit with First Citizens Bank and entered into an agreement to advance up to $150,000 to the Partnership as needed. As of September 30,1996, $123,280 had been advanced from ISCR to the Partnership. It is anticipated that future deficits at the Partnership will be funded by ISCR in the same manner. Under the Partnership Agreement, the General Partner shall lend funds to the Partnership as and when necessary sufficient to pay expenses of the Partnership where the Working Capital Reserve is inadequate to cover payment of such expenses. Any such loans by the General Partners will be repaid out of the first available funds of the Partnership with interest at the Prime Rate plus 2%. Until the Registrant disposes of the Property, its only sources of additional capital are loans and advances.

2.   RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

For the nine months ended September 30, 1996, the Partnership reported a net loss of $33,125 as compared to a net loss of $37,944 for the nine months ended September 30, 1995.

The Registrant incurred total expenses of $34,776 for the nine month period, compared to $39,556 for the same period in 1995. Property tax decreased from $1,659 for the nine months ended September 30, 1995, to $131 for the same period in 1996 as a result of the property tax exemption filed in 1993 with the York County Assessors office. Amortization expense decreased from $6,627 for the nine months ended September 30, 1995, to $0 for the same period in 1996 due to the completion of amortization of the organizational costs in the first quarter 1995. Interest expense increased $1,679 for the nine months ended September 30, 1996, compared to the same period in 1995 due to a higher level of borrowings outstanding.

THREE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The Partnership reported a net loss of $9,335 for the three months ended September 30, 1996, as compared to a net loss of $9,326 for the same period in 1995. Total operating expenses decreased from $9,877 to $9,876 for the three months ended September 30, 1996.

Interest expense increased $210 and professional fees decreased $1,554 for the three months ended September 30, 1996, compared to the same period in 1995. Interest expense increased as a result of higher borrowings. Professional fees decreased due to the timing of payments for audit and tax return costs.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Partnership filed a complaint on May 24, 1996, against Mr. Allen for failure to purchase the property at the "Put Price". The outcome of the action is indeterminable at this time. The Partnership is seeking damages as determined by the court for breach of contract. Mr. Allen has answered the complaints and generally denied liability.

ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None. There were no matters submitted for vote during the quarter covered by this report.


ITEM 5. OTHER INFORMATION.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

              27  Fincnaial Data Schedule (for SEC use only)

        (b)   Reports on Form 8-K

              No reports on Form 8-K were required to be filed during the nine months ended September 30, 1996.

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



                                      INTERSTATE LAND INVESTORS II
                                      LIMITED PARTNERSHIP

                                      By:  ISC REALTY CORPORATION
                                           As Principal Executive Officer,
                                           Principal Financial Officer, and
                                           Principal Accounting Officer of
                                           the Registrant



                                      By:  /s/ J. Christopher Boone
                                           --------------------------------
                                           J. Christopher Boone
                                           President

Date: November 14, 1996