Form 10-K405
period 1996-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1997-03-25
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required, Effective October 7, 1996] For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _______________ to _______________

Commission File Number 33-30312
                       --------

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                    56-1669199
-----------------------                    ------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

121 W. Trade St., Charlotte, North Carolina              28202
-------------------------------------------              -----
 (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code (704) 379-9164
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                    ----

        Securities Registered Pursuant to Section 12(g) of the Act: NONE
                                                                    ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable as all securities are non-voting.

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date

              7,650 limited partnership units as of March 10, 1997

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 14 sequentially numbered pages

                                     PART I

ITEM 1 - BUSINESS

         Interstate Land Investors II (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of July 27, 1989 to acquire for investment and dispose of three tracts of undeveloped land located in York County, South Carolina (the "Property"). The Property consists of "Tract 1" (which was subdivided as discussed below), an approximately 91.64 acre tract fronting on Interstate 77 and Gold Hill Road; "Tract 2", an adjoining (but non contiguous) approximately 76.74 acre tract with frontage entirely on Interstate 77; and "Tract 3", an approximately 20 acre tract located on U.S. Highway 21 and contiguous to Tract 2. The General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation ("PII"), William Garith Allen ("Allen") and ISC Realty Corporation, a North Carolina corporation ("ISCR"). Allen is the President, a director and a 50% shareholder of PII. ISCR is a North Carolina corporation wholly owned by Interstate/Johnson Lane, Inc. (Allen and ISCR are hereinafter referred to collectively as the "General Partners.") Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partners (the "Co-Managing General Partner") and PII was converted to a Class A limited partner.

         The Registrant offered (the "Offering") a minimum of 5,406 units of Class A Limited Partnership Interests and a maximum of 9,588 units of Class A Limited Partnership Interests (the "Units") at $1,000 per Unit pursuant to a Registration Statement effective September 29, 1989, filed under the Securities Act of 1933, as amended (the "Act"). As of November 3, 1989, the Registrant had received aggregate subscriptions for 5,406 Units and accordingly, on November 3, 1989, subscriptions for 5,406 Units were accepted and the Initial Closing occurred under the Offering and 527 investors were admitted to the Partnership as Limited Partners. Of the $5,402,640 in gross proceeds received in connection with the Initial Closing (which amount equals subscription payments for 5,406 Units at $1,000 each less discounts on the purchase of certain Units as described in the Registration Statement), $668,458 had been applied to sales commissions and to organization and Offering expenses. The balance of the gross proceeds, $4,734,182, was used to purchase Tracts 2 and 3 and provide working capital.

         Tract 2 was acquired by the Registrant pursuant to an Option Agreement that was originally obtained by Performance Service and Finance, Inc. ("PSF") from unaffiliated individuals. This Option Agreement was subsequently assigned by PSF to PII and then assigned by PII to the Registrant. Tract 2 was acquired from unrelated individuals for a purchase price of $2,855,223. In addition, the Partnership reimbursed PII $116,000 for its carrying costs associated with the Option Agreement and paid PII $181,363 in additional consideration as an assignment fee. The total amount paid by the Registrant for Tract 2 was $3,152,586, not including certain miscellaneous closing costs.

         The Registrant acquired Tract 3 pursuant to an Option Agreement that was originally obtained by Gold Hill Investment Associates ("Gold Hill"). The Option Agreement was subsequently assigned by Gold Hill to the Registrant. The Registrant acquired Tract 3 from an unaffiliated unrelated entity for a purchase price of $1,400,000. In addition, the Registrant reimbursed Gold Hill $10,750 for its carrying costs associated with the Option Agreement and an additional $14,094 in additional consideration as an assignment fee. The total amount paid by the Registrant for Tract 3 was $1,424,844, not including certain miscellaneous closing costs.

         Gold Hill is a North Carolina partnership of which Gold Hill Limited Partnership, an affiliate of Allen, is a partner. Tract 1 was purchased by Gold Hill from an unrelated entity in December, 1986 for a purchase price of $1,800,000. Gold Hill Limited Partnership had an option, until June 30, 1990, to acquire the partnership interests of the remaining unrelated entities in Gold Hill, and thus become the sole owner of Tract 1. The Registrant had secured an option (see discussion below) to purchase Tract 1 from Gold Hill at a purchase price of $3,622,500.

                  During July, 1990, the Registrant requested and received approval from the limited partners to extend the Partnership offering from July 31, 1990 until December 31, 1990. During July and August 1990, the Registrant requested and received limited partner approval to subdivide Tract 1 into four
(4) separate parcels and to allow the Registrant to acquire a portion of the property in the event proceeds from investor subscriptions were not sufficient to acquire all of Tract 1. In addition, the seller of Tract 1 had agreed to extend the option to purchase Tract 1 from September 30, 1990 until December 31, 1990.

         Under the terms of the new Option, in the event the Registrant was unable to sell the Maximum Offering Amount by December 31, 1990, but the Registrant had sold a minimum of 7,620 units (the "Secondary Offering Amount") then the Registrant could purchase Tracts 1A and 1D (and it must purchase Tracts 1A and 1D simultaneously). Additionally, if the Registrant had achieved the Secondary Offering Amount, purchased Tracts 1A and 1D pursuant to the terms of the new Option and had sold a minimum of 8,721 Units (the "Tertiary Offering Amount") prior to December 31, 1990, then the Registrant could purchase Tract 1B. Finally, if the Registrant achieved the Tertiary Offering Amount, and purchased Tracts 1A, 1B and 1D as herein above provided, and had sold a minimum of 9,588 Units prior to December 31, 1990, then the Registrant could purchase Tract 1C.

         The Registrant filed a post effective amendment to the original prospectus in August, 1990, outlining to the SEC these modifications to the offering and the amendment to the Partnership Agreement.

         On November 14, 1990, the Partnership received formal approval from the SEC on the post-effective amendment filed in August, 1990. Therefore, ISCR took additional subscriptions and was able to close on Parcels 1A and 1D on November 30, 1990. The total cost of the November 30, 1990 acquisition of Subtracts 1A and 1D was $1,908,605 which included a purchase price of $1,906,517, plus closing costs of $2,088. The Partnership has determined that no further Units will be offered, sold and issued pursuant to the Prospectus. The Partnership filed Post-effective Amendment No. 4 for the purpose of deregistering 1,938 Units of unsold Class A Limited Partnership interests.

         The Registrant's principal investment objectives are to: (1) preserve and protect capital invested in the Registrant, (2) provide a relatively low-risk real estate investment through debt-free ownership of the Property, (3) provide long-term appreciation in the value of the Property, and (4) provide protection for investors against inflation. The Registrant intends to accomplish its objectives through holding the Property and subsequently disposing of it at an appropriate time.

         The disposition of the Property by the Registrant may result in substantial fees to the General Partners and their affiliates. Reference is made to Item 13 herein for a description of certain transactions between the Registrant and the General Partners and their affiliates.

         No mortgage indebtedness was incurred in connection with the acquisition of the Property.

         The Registrant has developed a master land use plan for the Property and ultimately will sell individual tracts to third-party developers and users as mixed commercial use parcels. It is anticipated that portions of the Property will be designated for retail, office, industrial, and possibly hotel use. It is not contemplated that the Registrant will undertake construction of substantial improvements on the Property.

         Upon the sale of all or a portion purchased (i.e., Tracts 2, 3, 1A, and 1D) of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The General Partners currently intend to dispose of the Property purchased within five to ten years of the purchase. However, the investors have a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering (November
1994) for a price not less than $11,104,839, reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. If the Registrant is unable to sell the Property by such date at such price, Allen is obligated to either (i) purchase the Property at such price or (ii) forfeit his entire subordinated Limited Partner interest and transfer the remaining General Partner interest to the Limited Partners. See Item 4 for further discussion.

         The Registrant in seeking to secure purchasers for its Property will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partners.

         The General Partners or their affiliates currently serve as general partners in over 19 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, it is likely that the General Partners or their affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Located immediately adjacent to the Property is an approximately 96.74 acre tract owned by Interstate Land Investors I Limited Partnership ("Interstate I"), a North Carolina limited partnership having the same general partners as the Registrant. Interstate I acquired the adjacent property on September 30, 1988 for a purchase price of $4,200,000. Interstate I intends to hold the adjacent property under the same terms and with the same investment objectives as the Registrant intends to apply to the Property. The close proximity of these competing parcels may give rise to conflicts of interest between Allen and ISCR as General Partners and the Registrant and Interstate I. In addition, conflicts of interest may arise in connection with the business of each General Partner in other partnerships, private and public, of which the General Partners are affiliated at such time as the Registrant attempts to sell or otherwise dispose of the Property owned by the Registrant.

         The General Partners will devote only so much of their time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partners are engaged in other activities which also require their time and attention.

         As of December 31, 1996, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.


ITEM 2 - PROPERTY

         The Property is located approximately 12 miles south of the Central Business District of Charlotte, North Carolina along the I-77 corridor and approximately 8 miles north of Rock Hill, South Carolina. While the Property is located in northeastern York County, South Carolina, the Property is considered a part of the Charlotte MSA. The Property consists of three separate tracts, all of which are zoned for agricultural use, more particularly described as follows:

         Tract 1 (which was subdivided - See Item 1) is an approximately 91.64 acre tract located in the northeast quadrant of I-77 and Gold Hill Road in York County, South Carolina. 16.1 acres of Tract 1 lies in a floodplain and the remaining 76.03 acres are usable and free of rights-of-way. Tract 1 has approximately 2,200 feet of frontage along Gold Hill Road and 3,600 feet of frontage along I-77. Electricity and telephone are available to Tract 1. Municipal water and sewer has been brought to the edge of the Property and would be made available if the Property were developed. If a sale was to occur, Tract 1 zoning would revert to BD-2 and BD-3 under the York County Zoning Ordinance. The BD-2 classification is designed to provide for the development of office and institutional parks in areas free of general commercial activity. The BD-3 classification is designed to provide for retail establishments, such as department stores and variety stores. Tract 1 was subdivided into four Tracts. Tract 1A is approximately 17.0 acres; Tract 1B, approximately 24.33 acres; Tract 1C, approximately 19.08 acres; and Tract 1D, approximately 31.23 acres. Tracts 1A and 1D are owned by the Registrant.

         Tract 2 consists of approximately 76.74 acres. Tract 2 has 2,819 feet of frontage on I-77 and is located north of Tract 1. Tract 2 is not contiguous to Tract 1. Access to Tract 2 is through Tract 3 to U.S. Highway 21. Additionally, Tract 2 adjoins a common boundary with the 95 acre tract of land owned by Interstate I. Electricity and telephone are available to Tract 2. Water is currently available to Tract 2 by extension through Tract 3. Water and sewer will be provided by a private utility company with facilities located west of Tract 2 on the west side of I-77. In addition, Tract 2 can be serviced by the water and sewer facilities serving the Charlotte Knights baseball stadium. If a sale was to occur, Tract 2 zoning would revert to UDD, urban development district, by the York County Council. The purpose of this district is to permit maximum flexibility in response to market demands in specific areas of the County. Permitted uses range from residential to business development and industrial.

         Tract 3 consists of approximately 20 acres of land fronting approximately 400 feet on U.S. Highway 21 and being contiguous to Tract 2. Additionally, a portion of the Property is contiguous to the tract owned by Interstate I. Electricity, telephone, water and sewer are all available to Tract
3. If a sale was to occur, Tract 3 zoning would revert to UDD, urban development district, by the York County, South Carolina, County Council.

ITEM 3 - LEGAL PROCEEDINGS

         In May, 1996, the Partnership filed a Complaint in the General Court of Justice, Superior Court Division against William Garith Allen, a General Partner, seeking in the alternative, damages for Mr. Allen's failure to purchase the Property at the Put Price or an order, in accordance with the provisions of the Partnership Agreement, that Mr. Allen has forfeited his right to a distribution as the subordinated Limited Partner, that Mr. Allen is required to withdraw as a General Partner and transfer his general partnership interest to ISCR, and that he is required to cause Performance Investments Inc. to withdraw as a general partner and transfer its general partnership interest to ISCR. In the alternative, the Partnership is seeking damages equal to the difference between the current value of the Property and the Put Price. The lawsuit is in the preliminary discovery stage. Mr. Allen has not asserted any claims against the Partnership and the Partnership believes that its claims against Mr. Allen have merit. Mr. Allen has asserted that he is insolvent and will be unable to satisfy any award that the Partnership may recover. The Partnership is investigating that assertion and will continue to evaluate the claim and the likelihood of any recovery based upon the information received from Mr. Allen.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with the partnership agreement, by November 1994, upon approval of 67% of the Class A limited partners and written notice of the exercise of such option, Mr. Allen is obligated to either purchase the Property for $11,104,839 (the "Put Price") or sell the Property at the Put Price. In accordance with the partnership agreement, Mr. Allen was notified by ISCR on November 1, 1993 of the exercise of the put option. A vote of the limited partners was solicited on December 13, 1993. The limited partners voted in favor (77.3%) of the option and directed the Property to be sold. As explained in Item 3 above, the Partnership has taken action against Mr. Allen.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units since the Initial Closing on November 3, 1989. As of March 10, 1997, 772 persons were record owners of 7,650 Units.

         The Registrant in each year allocates to the investors and the General Partners any net profit prior to a sale of the Property. Such allocations to the investors are credited against the preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partners in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash prior to the sale of all or a portion of the Property.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA


                        Year Ended    Year ended    Year ended     Year ended     Year ended
                       December 31,  December 31,  December 31,   December 31,   December 31,
                          1996          1995          1994           1993           1992
                      ------------   -----------   -----------    ----------     --------

Interest and Other
 Income                  $  2,193      $  2,167      $  2,187      $   2,195      $   7,760
Expenses                   46,116        46,130        84,104        127,524        120,869
                         --------      --------      --------      ---------      ---------

Net Loss                  (43,923)      (43,963)      (81,917)      (125,329)      (113,109)
                         ========      ========      ========      =========      =========

Net Loss Allocated
 to Class A limited
 partners                 (43,918)      (43,958)      (81,907)      (125,313)      (113,097)
                         ========      ========      ========      =========      =========

Net Loss Per Class A
 limited partnership
 unit                    $  (5.68)     $  (5.69)     $ (10.60)     $  (16.22)     $  (14.64)
                         ========      ========      ========      =========      =========

SELECTED BALANCE SHEET DATA

                     December 31,    December 31   December 31,  December 31,   December 31,
                        1996            1995          1994           1993           1992

Total Assets          $6,567,152     $6,565,623     $6,569,579     $6,614,605     $6,692,021
Total Liabilities        257,102        211,650        171,643        134,752         86,839
                      ----------     ----------     ----------     ----------     ----------

Partner's Capital     $6,310,050     $6,353,973     $6,397,936     $6,479,853     $6,605,182
                      ==========     ==========     ==========     ==========     ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


                  Until the Registrant disposes of the Property, its only sources of additional capital are loans. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. As of December 31, 1996, the Registrant had checks written in excess of recorded bank balance of $95. The General Partners anticipate that any future funds necessary for the operations of the Partnership will be provided by ISCR. In accordance with the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. As of May 23, 1995, the General Partner, ISCR, paid off the existing line of credit with First Citizens Bank and entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. The note will accrue interest at prime plus 2% and will only be repaid upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership. The balance of the note plus accrued interest at December 31, 1996, is $147,191.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996, TO THE YEAR ENDED DECEMBER 31, 1995

         The Registrant's net loss decreased from $43,963 for the year ended December 31, 1995, to $43,923 for the year ended December 31, 1996.

         Amortization expense decreased from $6,627 for the year ended December 31, 1995, to $0 for the year ended December 31, 1996, due to the completion of amortization of organizational costs during 1995

         Interest expense increased approximately $1,975 due to the increased borrowings under the note to ISCR during 1996.

         General and administrative expense increased by $4,089 due primarily to additional costs incurred in conjunction with the Registrant changing its reporting service.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995, TO THE YEAR ENDED DECEMBER 31, 1994

         The Registrant's net loss decreased from $81,917 for the year ended December 31, 1994, to $43,963 for the year ended December 31, 1995.

         Amortization expense decreased from $46,008 for the year ended December 31, 1994 to $6,627 for the year ended December 31, 1995, due to the amortization of organizational costs during 1995.

         Interest expense increased approximately $3,900 due to the increased borrowings under the note to ISCR during 1995.

         Property tax expense decreased from $2,213 for the year ended December 31, 1994, to $159 for the year ended December 31, 1995, due to the agricultural exemption received in 1994 from York County. See Note 6 to the Financial Statements for further discussion.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements in connection with the December 31, 1996, financial statements or changes in accountants during the year ended December 31, 1996.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. PII, the former managing general partner, filed for relief from creditors under Chapter 11 of the Bankruptcy Code during 1991. Effective January 1, 1992, the general partner interest of PII was converted to that of a Class A Limited Partner retaining the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A Limited Partners.

Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                         Information About Directors
Name                                       and Executive Officers
----                                       ----------------------

J. Christopher Boone       Director and President of ISCR.  He is 38 years old.

Parks H. Dalton            Director of ISCR.  He is 67 years old.

Edward C. Ruff             Director of ISCR.  He is 57 years old.

Robert B. McGuire          Treasurer of ISCR.  He is 49 years old.

Michael D. Hearn           Director of ISCR.  He is 44 years old.

Michael A. Paschall        Vice President of ISCR.  He is 32 years old.

         J. Christopher Boone is a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"), an affiliate of ISCR and President of ISCR. Prior to joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Parks H. Dalton was a director of Interstate/Johnson Lane, Inc. (the "Company") from 1985 until his retirement in 1988. He also served as Chief Executive Officer of I/JL from 1968 to 1988, President from 1968 to 1983, and Chairman from 1983 to 1988. In November 1990, he was re-elected Chairman and Chief Executive Officer of I/JL. He was re-elected as a director of the Company in July 1990 and as Chairman and Chief Executive Officer of the Company in September 1990. In 1994 he transferred the duties of Chief Executive Officer to the current President of I/JL and currently remains Chairman. He is a director of ISCR.

         Edward C. Ruff is Senior Managing Director and Chief Financial Officer of I/JL. He also serves as a member of the Board of Directors and Management Committee of I/JL. Mr. Ruff has been with I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting. He is a director of ISCR.

         Robert B. McGuire is Treasurer of ISC Realty Corporation. In Addition, he is Senior Vice President and Treasurer for the Selling Agent. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of the Selling Agent since 1985. He is a Senior Managing Director and a member of the Board of Directors of I/JL. In May of 1992 he was elected a Director of ISCR. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is the Secretary of ISCR.

         Michael A. Paschall, Vice President of ISCR since 1996 and Vice President of I/JL since 1996. Prior to joining I/JL in 1996, Mr. Paschall was Assistant Vice President and Investment Officer of First Union National Bank of North Carolina. Mr. Paschall received a Bachelor of Arts degree in English and Economics from the University of North Carolina at Chapel Hill and a Juris Doctor from Wake Forest University.

         Each officer and director holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         The other Co-Managing General Partner, is William Garith Allen. Allen is the Chief Executive Officer and sole shareholder of Performance Service & Finance, Inc., a North Carolina corporation organized in 1974 that is principally active in the acquisition, financing, development, sales, marketing and administration of various subdivisions and other real estate investments sold by Allen. Allen is also the sole shareholder of Performance Consultants, Inc., a North Carolina corporation organized in 1981 to acquire property and assist development entities in locating various public and private sources of funds. In addition, Allen and his father, William G. Allen, Jr., are the sole shareholders of Investment Brokers, Inc., a North Carolina corporation organized in 1979. This corporation is primarily involved in the acquisition and sale of property.

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1996.




ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         As of March 10, 1997, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

         As of March 10, 1997, none of the individual directors and officers of the General Partners had subscribed for Units.

                                                          Amount and
                                                           Nature of
                                                          Beneficial
Partner Type                Name & Address                 Ownership           Class
------------                --------------                 ---------           -----

Subordinated Limited        William Garith Allen              $100              100%


General Partner             William Garith Allen                    0           50%

General Partner             ISC Realty Corporation                  0           50%

Class A Limited Partner     Performance Investments,
                            Inc.                                  100          <.1%

Class A Limited Partner     ISC Realty Corporation            150,000          2.0%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1996, there were no related party transactions in excess of $60,000.

                During the period ended December 31, 1996, ISCR earned $16,208 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. ISCR is entitled to receive an annual administrative fee equal to 0.25% of the cost of the Property. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at an interest rate of prime plus 1%.

         PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Schedules.

                  See Index to Financial Statements included in Appendix A to this Form 10-K. Schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

         (c)      Exhibits.

                  27. Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERSTATE LAND INVESTORS II
                                    A NORTH CAROLINA LIMITED PARTNERSHIP

                                    BY:  ISC REALTY CORPORATION
                                         GENERAL PARTNER




                                    BY: /S/ J. CHRISTOPHER BOONE
                                        J. CHRISTOPHER BOONE
                                        PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                     Title                         Date
        ---------                     -----                         ----



J. Christopher Boone               Director and                 March 25, 1997
------------------------------     President of
/S/ J. Christopher Boone           ISC Realty
                                   Corporation





Edward C. Ruff                     Director of                  March 25, 1997
------------------------------     ISC Realty
/S/ Edward C. Ruff                 Corporation





Parks H. Dalton                    Director of                  March 25, 1997
------------------------------     ISC Realty
/S/ Parks H. Dalton                Corporation





Michael D. Hearn                   Director of                  March 25, 1997
------------------------------     ISC Realty
/S/ Michael D. Hearn               Corporation

                                                                      APPENDIX A


                          INTERSTATE LAND INVESTORS II
                               LIMITED PARTNERSHIP

                              Financial Statements
                               for the years ended
                        December 31, 1996, 1995 and 1994

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                                    Contents


                                                                           Page

Report of Independent Certified Public Accountants..................        2

Balance Sheets......................................................        3

Statements of Partners' Capital.....................................        4

Statements of Operations............................................        5

Statements of Cash Flows............................................        6

Notes to Financial Statements.......................................     7-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
Interstate Land Investors II Limited Partnership
Charlotte, North Carolina


We have audited the balance sheets of Interstate Land Investors II Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Managing General Partner (see Note 1). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Managing General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.




                                      /s/ Cherry Bekaert & Holland, L.L.P.




Charlotte, North Carolina
January 16, 1997

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     ASSETS
                                                                  1996              1995
                                                               -----------       -----------

Land held for appreciation ..............................      $ 6,534,310       $ 6,534,310
Cash and cash equivalents ...............................             --                 591
Account receivable-related party ........................           17,427            17,427
Interest receivable-related party .......................           15,415            13,295
                                                               -----------       -----------

                                                               $ 6,567,152       $ 6,565,623
                                                               ===========       ===========



                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
    Checks written in excess of recorded bank balance ...      $        95       $      --
    Advance from related party ..........................          127,656           111,280
    Accrued administrative fee - related party ..........          109,816            93,608
    Accrued interest - related party ....................           19,535             6,762
                                                               -----------       -----------

                                                                   257,102           211,650

Partners' capital
    Class A limited partners' interest (authorized
       9,588 units, issued and outstanding 7,650 units) .        6,310,092         6,354,010
    Subordinated limited partner's interest .............               90                91
    General partners' capital deficiency ................             (132)             (128)
                                                               -----------       -----------
                                                                 6,310,050         6,353,973
                                                               -----------       -----------
                                                               $ 6,567,152       $ 6,565,623
                                                               ===========       ===========



See notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                         Statements of Partners' Capital
                  Years ended December 31, 1996, 1995 and 1994


                                              Class A
                                         Limited Partners      Subordinated
                                      -------------------        Limited     General
                                      Units        Amount        Partner     Partners        Total
                                      -----        ------        -------     --------        -----

Partners' capital (deficiency) -
    December 31, 1993 ..........      7,650      $ 6,479,875       $ 94       $(116)      $ 6,479,853

Net loss, year ended
    December 31, 1994 ..........       --            (81,907)        (2)         (8)          (81,917)
                                      -----      -----------       ----       -----       -----------

Partners' capital (deficiency) -
    December 31, 1994 ..........      7,650        6,397,968         92        (124)        6,397,936

Net loss, year ended
    December 31, 1995 ..........       --            (43,958)        (1)         (4)          (43,963)
                                      -----      -----------       ----       -----       -----------

Partners' capital (deficiency)
    December 31, 1995 ..........      7,650        6,354,010         91        (128)        6,353,973

Net loss, year ended
    December 31, 1996 ..........       --            (43,918)        (1)         (4)          (43,923)
                                      -----      -----------       ----       -----       -----------

Partners' capital (deficiency) -
    December 31, 1996 ..........      7,650      $ 6,310,092       $ 90       $(132)      $ 6,310,050
                                      =====      ===========       ====       =====       ===========






See notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994


                                               1996           1995           1994
                                             --------       --------       --------

INCOME
   Interest ...........................      $  2,193       $  2,167       $  2,187
                                             --------       --------       --------

EXPENSES
   Professional fees ..................        12,668         12,135         12,192
   Amortization of organizational costs          --            6,627         46,008
   Property tax .......................           175            159          2,213
   Interest expense ...................        12,773         10,798          6,875
   General and administrative .........        20,500         16,411         16,816
                                             --------       --------       --------
                                               46,116         46,130         84,104
                                             --------       --------       --------

      NET LOSS ........................      $(43,923)      $(43,963)      $(81,917)
                                             ========       ========       ========

NET LOSS ALLOCATED TO:
   Class A limited partners ...........      $(43,918)      $(43,958)      $(81,907)
   Subordinated limited partner .......            (1)            (1)            (2)
   General partners ...................            (4)            (4)            (8)
                                             --------       --------       --------

                                             $(43,923)      $(43,963)      $(81,917)
                                             ========       ========       ========


Weighted average Class A limited
   partnership units outstanding ......         7,650          7,650          7,650
                                             ========       ========       ========

Net loss per weighted average Class A
   limited partnership unit ...........      $  (5.68)      $  (5.69)      $ (10.60)
                                             ========       ========       ========




See notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994


                                                        1996           1995           1994
                                                      --------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................      $(43,923)      $(43,963)      $(81,917)
   Adjustments to reconcile net loss to net
      cash used for operating activities:
      Amortization of organizational costs .....          --            6,627         46,008
      Interest expense transferred to advance ..          --            4,037           --
      Increase in interest receivable ..........        (2,120)        (2,120)        (2,120)
      Increase in checks written
         in excess of recorded book balance ....            95           --             --
      Increase (decrease) in accrued liabilities        28,981         22,970        (25,652)
                                                      --------       --------       --------
         NET CASH USED FOR OPERATING ACTIVITIES        (16,967)       (12,449)       (63,681)
                                                      --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in advance from related party ......        16,376         13,000         62,543
                                                      --------       --------       --------

         NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS ..................          (591)           551         (1,138)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR ....................................           591             40          1,178
                                                      --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR .......      $   --         $    591       $     40
                                                      ========       ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid during the year for interest ......      $   --         $   --         $  6,875
                                                      ========       ========       ========





See notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Interstate Land Investors II Limited Partnership (the Partnership) is a North Carolina limited partnership formed, on July 27, 1989, to acquire for investment, hold for appreciation and ultimately dispose, without substantial improvements, undeveloped land in York County, South Carolina. The Partnership acquired 97 acres of such land in November 1989, and acquired an additional 48 acres in November 1990.

Until January 1, 1992, the Managing General Partner was Performance Investments, Inc. (PII) (see Note 6), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also General Partners in the Partnership and effective January 1, 1992, assumed the role of co-managing partners. Mr. Allen also holds all of the Subordinated Limited Partner interest, which may be assigned to one of his affiliates at any time.

The General Partners are solely responsible for the day-to-day management and operation of the property. ISCR is responsible for certain administrative functions of the Partnership and beginning in November 1989, is entitled to an annual administrative fee equal to .25% of the cost of the property acquired. Payment of such administrative fee is deferred until the sale of the property and the return of the Class A Limited Partners' invested capital plus their preferred return, as defined. Any such deferred fee will accrue interest at the prime rate plus 1%. However, because of the uncertainty as to the ultimate collection of this interest, ISCR has elected not to accrue such interest in the Partnership's financial statements.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 1995 and 1994, substantially all of the Partnership's cash consisted of monies deposited through Interstate/Johnson Lane, Inc. (a related company to ISCR) in a money market fund invested in United States Government obligations.

CAPITALIZATION POLICIES

The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATIONAL AND SYNDICATION COSTS

Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee paid to ISCR amounting to $159,000 in 1990 and an additional $66,000 in 1991) have been capitalized and amortized using the straight-line method over a 60-month period. Other fees and expenses related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and charged directly against partners' capital. These syndication costs include sales commissions paid to Interstate/Johnson Lane Corporation, a related company to ISCR, of $377,644 in connection with the initial offering in 1989 and $116,305 in connection with the secondary offering in 1990.

INCOME TAXES

Items of income or loss of the Partnership are included in the income tax returns of the partners. Accordingly, the Partnership makes no provision for federal and state income taxes.

NET LOSS PER CLASS A LIMITED PARTNERSHIP UNIT

Net loss per weighted average Class A limited partnership unit is calculated based on the loss allocated to such partners without giving consideration to the conversion of PII's general partner interest (see Note 6).

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

Under the terms of the partnership agreement, net profit and distributions of available cash in each year prior to a sale of the property will be allocated 99% to the Class A Limited Partners and 1% to the General Partners. Net losses shall be allocated among all partners in accordance with their respective capital accounts. Special allocations are provided for any gains or losses arising from the sale of the property and for the related cash distributions. In no event, shall the portion of any item of partnership income, gain, loss, deduction or credit allocated to the original

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 2 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES (CONTINUED)

General Partners (see Note 6) be less than 1%. Mr. Allen, as the Subordinated Limited Partner, may be entitled to a subordinated return of $776,935 arising from the sale of the property, assuming sufficient proceeds exist after the return of the Class A Limited Partners' invested capital plus their preferred return, as defined, and after payment to the General Partners of any deferred fees plus interest owed. Additionally, as Subordinated Limited Partner, Mr. Allen may, under certain circumstances, as defined, receive an additional distribution arising from the sale of the property equal to 5% of the net sale proceeds after deducting the distributions described above to the Class A Limited Partners, General Partners and Subordinated Limited Partner.

In December 1993, upon the approval of the holders of 67% of the Class A Limited Partner interests and upon meeting certain conditions in the partnership agreement, these Partners exercised their one-time right to direct the General Partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. In accordance with this vote, the property was to be sold by November 1994, or at that time, Mr. Allen (see Note 1) became obligated to purchase the property at the stipulated price. Because the required date of purchase expired, the Partnership investigated the legal remedies available that would best benefit the Partnership in 1994. In 1996 and 1995, no further events have occurred regarding the Partnership's planned course of action.


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

In connection with the initial acquisition of the property in 1989, the Partnership paid PII and Gold Hill a total of $322,207 for the assignment of options to acquire the two tracts of land which comprise the property and for reimbursement of Gold Hill's and PII's holding costs in the options (which totaled approximately $126,750). The total cost, along with legal and other acquisition expenses, is included in land on the accompanying balance sheet.

At December 31, 1996 and 1995, the Partnership had an account receivable from PII of $17,427 plus accrued interest receivable of $15,415 and $13,295, respectively, related to the reimbursement of certain costs incurred in connection with organizing the Partnership and with the organization of the property. In connection with the consent entered into in November 1991 (see Note
6), the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

In November 1990, the Partnership acquired approximately 48 acres of property from Gold Hill at a purchase price of $1,906,517. The partners of Gold Hill agreed to accept, as part of the purchase price, 533 units of Class A Limited Partner interests and granted a credit on the purchase price of $495,690, which represents the cost of 533 units at $1,000 per unit less selling commissions.

In 1989, ISCR purchased 106 units of Class A Limited Partner interests at the full offering price ($1,000 a unit). In 1990, ISCR contributed two-thirds of its fee received for additional organization costs to purchase 44 Class A Limited Partner interests at $1,000 per unit. These units are included in Class A Limited Partners' interest on the balance sheets. Also, the General Partners, their affiliates and their employees purchased units of Class A Limited Partner interests at a 3.5% discount. The total discounts amounted to $385 in 1990 and $3,360 in 1989, representing 11 and 66 units, respectively.

The Partnership incurred expense of approximately $16,200 in 1996, 1995, and 1994 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations.

See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.

The Partnership has the same General Partners as and owns land adjacent to Interstate Land Investors I Limited Partnership (Interstate I). The property owned by Interstate I is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships.


NOTE 4 - ADVANCE FROM RELATED PARTY

On May 23, 1995, the Partnership obtained an advance from ISCR. Interest is charged on this advance at 2% above the announced prime lending rate of NationsBank, N.A. (Carolinas), resulting in a rate of 10.25% and 10.5% at December 31, 1996 and 1995, respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this advance and shall be paid along with the outstanding principal balance on the earlier of:

- Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                        December 31, 1996, 1995 and 1994


NOTE 4 - ADVANCE FROM RELATED PARTY (CONTINUED)

- The date ISCR is removed as Managing General Partner of the Partnership, or

-        The date the Partnership terminates its legal existence.

The agreement with ISCR requires that the Partnership comply with certain covenants, which are not financial in nature.


NOTE 5 - PROPERTY TAXES

Based upon efforts and studies performed in 1993, the property was rezoned from commercial property to agricultural property effective with the 1994 tax assessment. However, if the property is sold within five years from the reclassification date, then the property resumes its status as commercial property and the Partnership becomes liable for the annual difference between the commercial property tax and the tax with the agricultural exemption. If this occurs, this liability will be treated as a selling expense at the time of sale. Based upon the 1993 assessment at commercial zoning and the 1994, 1995 and 1996 assessments at agricultural zoning, the potential reduction in sales proceeds would be approximately $137,350 if the property were sold in 1997. Any reduction in sales proceeds, if the property were sold beyond 1997 but still during the period of five years from reclassification date, would depend on the tax rates and assessed values in effect during this period.

If it were to be determined that the Partnership was not adequately meeting the requirements to maintain its agricultural exemption, then the Partnership could become liable for the annual difference between the commercial property tax and the tax with the agricultural exemption.


NOTE 6 - OTHER MATTER

PII is currently seeking relief under Chapter 11 of the United States Bankruptcy Code. The provisions of the partnership agreement stipulate that the filing of a bankruptcy petition by PII automatically causes its interest to be converted from that of a general partner to that of a Class A Limited Partner. In November 1991, PII consented to the conversion of its interest to that of a Class A Limited Partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A Limited Partners (see Note 1).