Form 10-Q
period 1997-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1997-05-13
CIK 853891

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

                    for Quarterly Period Ended March 31, 1997
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

7,650 limited partnership units outstanding at April 30, 1997

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1997, AND DECEMBER 31, 1996

                                                           March 31,
                                                              1997             December 31,
                                                          (Unaudited)              1996
                                                          -----------          -----------
     ASSETS:

Land Held for Sale                                        $ 6,534,310          $ 6,534,310
Cash and Cash Equivalents                                       2,259                    0
Other                                                          33,372               32,842
                                                          -----------          -----------

                                                          $ 6,569,941          $ 6,567,152
                                                          ===========          ===========



     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance         $         0          $        95
Accrued Liabilities                                           136,972              129,351
Note Payable                                                  136,155              127,656
                                                          -----------          -----------

                                                              273,127              257,102
                                                          -----------          -----------


Class A Limited Partners' Interest                          6,296,857            6,310,092
Subordinated Limited Partners' Interest                            90                   90
General Partners' Interest                                       (133)                (132)
                                                          -----------          -----------

                                                            6,296,814            6,310,050
                                                          -----------          -----------

                                                          $ 6,569,941          $ 6,567,152
                                                          ===========          ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS

                                             Three             Three
                                            Months            Months
                                             Ended             Ended
                                           March 31,         March 31,
                                             1997              1996
                                          (Unaudited)       (Unaudited)
                                           --------          --------
INCOME:
  Interest Income                          $    554          $    544
                                           --------          --------
                                                554               544

EXPENSES:
  Professional and Legal Fees                 8,757             9,670
  Property Tax Expense                           44                44
  Insurance Expense                             146               146
  General and Administrative Costs            1,464               923
  Interest Expense                            3,379             3,012
                                           --------          --------
                                           $ 13,790          $ 13,795
                                           --------          --------

NET LOSS                                    (13,236)          (13,251)
                                           ========          ========


NET LOSS ALLOCATION:

General Partners                                 (1)               (1)
Class A Limited Partners                    (13,235)          (13,250)
                                           --------          --------
                                           ($13,236)         ($13,251)
                                           ========          ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                            7,650             7,650
                                           --------          --------

NET LOSS PER CLASS A UNIT                  ($  1.73)         ($  1.73)
                                           ========          ========



                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                               Subordinated
                                        General              Limited              Limited
                                       Partners             Partners              Partner             Total
                                      -----------          -----------          -----------         -----------
Partners' Equity (Deficit)
  at December 31, 1995                ($      128)         $ 6,354,010          $        91         $ 6,353,973

Net Loss for the Three Months
  Ended March 31, 1996                         (1)             (13,250)                   0             (13,251)
                                      -----------          -----------          -----------         -----------
Partners' Equity (Deficit)
  at March 31, 1996                   ($      129)         $ 6,340,760          $        91         $ 6,340,722
                                      ===========          ===========          ===========         ===========






Partners' Equity (Deficit)
  at December 31, 1996                ($      132)         $ 6,310,092          $        90         $ 6,310,050

Net Loss for the Three Months
  Ended March 31, 1997                         (1)             (13,235)                   0             (13,236)
                                      -----------          -----------          -----------         -----------

Partners' Equity (Deficit)
  at March 31, 1997                   ($      133)         $ 6,296,857          $        90         $ 6,296,814
                                      ===========          ===========          ===========         ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                          Three Months     Three Months
                                                                             Ended             Ended
                                                                         March 31, 1997    March 31, 1996
                                                                          (Unaudited)       (Unaudited)
                                                                         --------------    --------------
CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                                   ($13,236)         ($13,251)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                                              7,621             7,275
 Increase in Other Assets                                                      (530)             (530)
                                                                           --------          --------
                                                                              7,091             6,745

 Net Cash Used for Operating Activities                                      (6,145)           (6,506)
                                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                                     8,499            10,000
                                                                           --------          --------
 Net Cash Provided by Financing Activities                                    8,499            10,000

 Increase in Cash and Cash Equivalents                                        2,354             3,494

Cash and Cash Equivalents at Beginning
 of Period                                                                        0               591
                                                                           --------          --------

Cash and Cash Equivalents at End of Period                                 $  2,354          $  4,085
                                                                           ========          ========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year to end December 31, 1997.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On April 30, 1997, there were 772 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of April 30, 1997, the Partnership held all 145 acres of the Property.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

As of March 31, 1997, the Registrant had $2,259 on hand in the form of cash and cash equivalents. These funds will be maintained as working capital reserves to fund the costs of ad valorem taxes, insurance, administrative expenses and other costs and expenses associated with owning the Property. The Registrant anticipates that it will incur operating expenses during 1997 in excess of the cash and cash equivalents on hand as of March 31, 1997. The Registrant has executed a note payable to the General Partner in the amount of $150,000 which will provide any additional funds needed for working capital. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are loans.

2. Results of Operations

The Registrant's net loss decreased from $13,251 for the three months ended March 31, 1996, to $13,236 for the three months ended March 31, 1997. The change is primarily due to the following:

Interest expense increased $367 due to the increased outstanding balance on the note payable. Professional and legal fees decreased $913 due to a timing difference in payments made for tax and audit services. General and administrative costs increased $541 due to one time expenses related to a change in the Partnership's reporting service.

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

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                  EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the three months ended March 31, 1997.


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

                                   INTERSTATE LAND INVESTORS II
                                   LIMITED PARTNERSHIP
                                   (Registrant)

                               BY: /s/ J. Christopher Boone
                                   --------------------------------------------
                                   J. Christopher Boone
                                   ISC Realty Corporation,
                                   General Partner and Principal Executive
                                   Officer, Principal Financial Officer of the
                                   Registrant

DATE: May 10, 1997