Form 10-Q
period 1997-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1997-08-13
CIK 853891

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

                    for Quarterly Period Ended JUNE 30, 1997
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

          7,650 limited partnership units outstanding at July 31, 1997

                    Page 1 of 11 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                   As of June 30, 1997, and December 31, 1996

                                                            June 30,
                                                              1997             December 31,
                                                          (Unaudited)              1996
                                                          -----------          -----------
     ASSETS:

Land Held for Sale                                        $ 6,534,310          $ 6,534,310
Cash and Cash Equivalents                                       3,309                    0
Other                                                          33,902               32,842
                                                          -----------          -----------

                                                          $ 6,571,521          $ 6,567,152
                                                          ===========          ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance         $         0          $        95
Accrued Liabilities                                           144,573              129,351
Note Payable                                                  142,155              127,656
                                                          -----------          -----------

                                                              286,728              257,102
                                                          -----------          -----------


Class A Limited Partners' Interest                          6,284,838            6,310,092
Subordinated Limited Partners' Interest                            90                   90
General Partners' Interest                                       (135)                (132)
                                                          -----------          -----------

                                                            6,284,793            6,310,050
                                                          -----------          -----------

                                                          $ 6,571,521          $ 6,567,152
                                                          ===========          ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Operations


                                            Three             Three              Six               Six
                                           Months             Months            Months            Months
                                            Ended             Ended             Ended             Ended
                                           June 30,          June 30,          June 30,          June 30,
                                             1997              1996              1997              1996
                                          (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                          -----------       -----------       -----------       -----------

INCOME:
  Interest Income                          $    578          $    552          $  1,132          $  1,110
                                           --------          --------          --------          --------
                                                578               552             1,132             1,110

EXPENSES:
  Property Taxes                                 43                43                87                87
  Insurance Expense                             146               146               292               292
  Professional and Legal Fees                 7,546             7,438            17,768            16,963
  General and Administrative Costs            1,153               359             1,153             1,237
  Interest Expense                            3,710             3,221             7,089             6,233
                                           --------          --------          --------          --------
                                             12,598            11,207            26,389            24,812
                                           --------          --------          --------          --------

NET LOSS                                   ($12,020)         ($10,655)         ($25,257)         ($23,702)
                                           ========          ========          ========          ========


NET LOSS ALLOCATION:

General Partners                                  1                 1                (3)               (2)
Class A Limited Partners                     12,019            10,654           (25,254)          (23,700)
                                           --------          --------          --------          --------
                                           $ 12,020          $ 10,655          ($25,257)         ($23,702)
                                           ========          ========          ========          ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                            7,650             7,650             7,650             7,650
                                           --------          --------          --------          --------

NET LOSS PER CLASS A UNIT                  $   1.57          $   1.39          ($  3.30)         ($  3.10)
                                           ========          ========          ========          ========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               Condensed Statements of Partners' Equity (Deficit)
                For the Six Months Ended June 30, 1997, and 1996

                                   (Unaudited)


                                                                  Subordinated
                                   General           Limited         Limited
                                   Partners          Partners        Partner           Total
                                   --------          --------        -------           -----

Partners' Equity (Deficit)
  at December 31, 1995              ($128)         $ 6,354,010          $91         $ 6,353,973

Net Loss for the Six Months
  Ended June 30, 1996                  (2)             (23,700)           0         ($   23,702)
                                    -----          -----------          ---         -----------

Partners' Equity (Deficit)
  at June 30, 1996                  ($130)         $ 6,330,310          $91         $ 6,330,271
                                    =====          ===========          ===         ===========






Partners' Equity (Deficit)
  at December 31, 1996              ($132)         $ 6,310,092          $90         $ 6,310,050

Net Loss for the Six Months
  Ended June 30, 1997                  (3)             (25,254)           0         ($   25,257)
                                    -----          -----------          ---         -----------
Partners' Equity (Deficit)
  at June 30, 1997                  ($135)         $ 6,284,838          $90         $ 6,284,793
                                    =====          ===========          ===         ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
                For the Six Months Ended June 30, 1997, and 1996


                                                                          Six Months         Six Months
                                                                            Ended              Ended
                                                                        June 30, 1997      June 30, 1996
                                                                         (Unaudited)        (Unaudited)
                                                                         -----------        -----------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                                  ($ 25,257)        ($ 23,702)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                                             15,222            14,337
 Increase in Other Assets                                                    (1,060)           (1,060)
                                                                           --------          --------

 Net Cash Used for Operating Activities                                     (11,095)          (10,425)
                                                                           --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                                    14,499            11,000
                                                                           --------          --------
 Net Cash Provided by Financing Activities                                   14,499            11,000

 Increase (Decrease) in Cash and Cash Equivalents                             3,404               575

Cash and Cash Equivalents at Beginning
 of Period                                                                      (95)              591
                                                                           --------          --------

Cash and Cash Equivalents at End of Period                                 $  3,309          $  1,166
                                                                           ========          ========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year to end December 31, 1997.


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On July 31, 1997, there were 772 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of July 31, 1997, the Partnership held all 145 acres of the Property.

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

3.   RELATED PARTY TRANSACTIONS

At June 30, 1997, the Registrant had an account receivable from Performance Investments, Inc. ("PII") which is 100% owned Mr. William Garith Allen and a family member, of $17,427 plus accrued interest receivable of $16,475 related to the reimbursement of certain costs required in connection with organizing the Partnership and the property. In connection with the consent order entered into in November 1991, the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

The Partnership incurred expense of $8,105 for the six months ended June 30, 1997, and 1996, respectively, for service rendered by ISCR in connection with certain administrative functions of the Partnership. Since payments of these fees is deferred, they are included in accrued liabilities in the accompanying balance sheets.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Registrant had $3,309 on hand in the form of cash and cash equivalents. These funds will be maintained as working capital reserves to fund the costs of ad valorem taxes, insurance, administrative expenses and other costs and expenses associated with owning the Property. The Registrant anticipates that it will incur operating expenses during 1997 in excess of the cash and cash equivalents on hand as of June 30, 1997. On May 23, 1995, the General Partner, ISCR, paid off an existing line of credit with First Citizens Bank and entered into an agreement to advance up to $150,000 to the Partnership as needed. The advances accrue interest at Prime plus 2% and will only be repaid upon the sale of the property in accordance with Section 8.2 of the Agreement of Limited Partnership.

Until the Registrant disposes of the Property, its only sources of additional capital are loans and advances.

2.   RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

For the six months ended June 30, 1997, the Partnership reported a net loss of $25,257 as compared to a net loss of $23,702 for the six months ended June 30, 1996.

The Registrant incurred total expenses of $26,389 for the six month period, compared to $24,812 for the same period in 1996. Interest expense increased $856 for the six months ended June 30, 1997, compared to the same period in 1996 due to a higher level of borrowings outstanding. Professional and legal fees increased $805 due primarily to higher charges for investor processing services.

THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996

The Partnership reported a net loss of $12,020 for the three months ended June 30, 1997, as compared to a net loss of $10,655 for the same period in 1996. Total operating expenses increased from $11,207 to $12,598 for the three months ended June 30, 1997.

Interest expense increased $489 and general and administrative costs increased $794 for the three months ended June 30, 1997, compared to the same period in 1996. Interest expense increased as a result of higher borrowings. General and administrative costs increased due to the timing of payments for fees associated with SEC-required filings.

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

         None.


ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EX 27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the six months ended June 30, 1997.

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



                                   INTERSTATE LAND INVESTORS II
                                   LIMITED PARTNERSHIP

                                   By:  ISC REALTY CORPORATION
                                        As Principal Executive Officer,
                                        Principal Financial Officer, and
                                        Principal Accounting Officer of
                                        the Registrant



                                   By:  /s/ J. Christopher Boone
                                        -------------------------------------
                                        J. Christopher Boone
                                        President

Date: August 13, 1997