Form 10-Q
period 1997-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1997-11-13
CIK 853891

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

                  for Quarterly Period Ended SEPTEMBER 30, 1997
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

         7,650 limited partnership units outstanding at November 8, 1997

                    Page 1 of 11 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                               September 30,
                                                                    1997             December 31,
                                                                (Unaudited)             1996
                                                                -----------          -----------
     ASSETS:

Land Held for Sale                                              $ 6,534,310          $ 6,534,310
Cash and Cash Equivalents                                             1,713                    0
Other                                                                34,432               32,842
                                                                -----------          -----------

                                                                $ 6,570,455          $ 6,567,152
                                                                ===========          ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance               $         0          $        95
Accrued Liabilities                                                 152,619              129,351
Note Payable                                                        142,155              127,656
                                                                -----------          -----------

                                                                    294,774              257,102
                                                                -----------          -----------


Class A Limited Partners' Interest                                6,275,726            6,310,092
Subordinated Limited Partners' Interest                                  90                   90
General Partners' Interest                                             (135)                (132)
                                                                -----------          -----------

                                                                  6,275,681            6,310,050
                                                                -----------          -----------

                                                                $ 6,570,455          $ 6,567,152
                                                                ===========          ===========




            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS


                                                 Three             Three              Nine             Nine
                                              Months Ended     Months Ended       Months Ended     Months Ended
                                              September 30,    September 30,      September 30,    September 30,
                                                   1997             1996               1997             1996
                                               (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                              -------------    -------------      -------------    -------------
INCOME:
  Interest Income                               $    568          $    541          $  1,700          $  1,651
                                                --------          --------          --------          --------
                                                     568               541             1,700             1,651

EXPENSES:
  Property Taxes                                      45                43               132               131
  Insurance Expense                                  145                59               437               351
  Professional and Legal Fees                      5,281             4,698            23,049            21,953
  General and Administrative Costs                   405             1,847             1,558             2,879
  Interest Expense                                 3,804             3,229            10,893             9,462
                                                --------          --------          --------          --------
                                                   9,680             9,876            36,069            34,776

NET LOSS                                        $ (9,112)         $ (9,335)         $(34,369)         $(33,125)


NET LOSS ALLOCATION:

General Partners                                $     (1)         $     (1)         $     (3)         $     (3)
Class A Limited Partners                          (9,111)           (9,334)          (34,366)          (33,122)
                                                --------          --------          --------          --------
                                                  (9,112)           (9,335)          (34,369)          (33,125)
                                                ========          ========          ========          ========



CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                 7,650             7,650             7,650             7,650
                                                --------          --------          --------          --------

NET LOSS PER CLASS A UNIT                       $  (1.19)         $  (1.22)         $  (4.49)         $  (4.33)
                                                ========          ========          ========          ========



            See attached notes to the condensed financial statements

            INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                                                     Subordinated
                                              General             Limited               Limited
                                              Partners            Partners              Partner               Total
                                            -----------          -----------         -------------        -----------
Partners' Equity (Deficit)
  at December 31, 1995                      $      (124)         $ 6,397,968          $        92         $ 6,397,936

Net Loss for the Nine Months
  Ended September 30, 1996                           (3)             (33,122)                   0             (33,125)
                                            -----------          -----------          -----------         -----------


Partners' Equity (Deficit)
  at September 30, 1996                     $      (127)         $ 6,364,846          $        92         $ 6,364,811
                                            ===========          ===========          ===========         ===========


Partners' Equity (Deficit)
  at December 31, 1996                      $      (132)         $ 6,310,092          $        90         $ 6,310,050

Net Loss for the Nine Months
  Ended September 30, 1997                           (3)             (34,366)                   0             (34,369)
                                            -----------          -----------          -----------         -----------

Partners' Equity (Deficit)
  at September 30, 1997                     $      (135)         $ 6,275,726          $        90         $ 6,275,681
                                            ===========          ===========          ===========         ===========



            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                      Nine Months        Nine Months
                                                         Ended             Ended
                                                      September 30,     September 30,
                                                          1997              1996
                                                      (Unaudited)        (Unaudited)
                                                      -------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                $(34,369)         $(33,125)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Property Taxes Payable                          132               131
 Increase in Accrued Liabilities                          23,041            21,618
 Increase in Other Assets                                 (1,590)           (1,590)
                                                        --------          --------

 Net Cash Used for Operating Activities                  (12,786)          (12,966)
                                                        --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                 14,499            12,000
                                                        --------          --------

 Net Cash Provided by Financing Activities                14,499            12,000
                                                        --------          --------

 Increase in Cash and Cash Equivalents                     1,713              (966)

Cash and Cash Equivalents at Beginning
 of Period                                                     0               591
                                                        --------          --------

Cash and Cash Equivalents at End of Period              $  1,713          $   (375)
                                                        ========          ========



            See attached notes to the condensed financial statements


                                       5


                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year to end December 31, 1997.

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 1, 1997, there were 772 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of September 30, 1997, the Partnership held all 145 acres of the Property.

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

3.   RELATED PARTY TRANSACTIONS

At September 30, 1997, the Registrant had an account receivable from Performance Investments, Inc. ("PII") which is 100% owned by Mr. William Garith Allen and a family member, of $17,427 plus accrued interest receivable of $17,005 related to the reimbursement of certain costs required in connection with organizing the Partnership and the property. In connection with the consent order entered into in November 1991, the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

The Partnership incurred expenses of $12,156 for the nine months ended September 30, 1997, and 1996, respectively for service rendered by ISCR in connection with certain administrative functions of the Partnership. Since payments of these fees is deferred, they are included in accrued liabilities in the accompanying balance sheets.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Registrant had $1,713 on hand in the form of cash and cash equivalents. On May 23, 1995, the General Partner, ISCR, paid off an existing line of credit with First Citizens Bank and entered into an agreement to advance up to $150,000 to the Partnership as needed. As of September 30, 1997, $142,155 had been advanced from ISCR to the Partnership. It is anticipated that future deficits at the Partnership will be funded by ISCR in the same manner. Under the Partnership Agreement, the General Partner shall lend funds to the Partnership as and when necessary sufficient to pay expenses of the Partnership where the Working Capital Reserve is inadequate to cover payment of such expenses. Any such loans by the General Partners will be repaid out of the first available funds of the Partnership with interest at the Prime Rate plus 2%. Until the Registrant disposes of the Property, its only sources of additional capital are loans and advances.

2.   RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

For the nine months ended September 30, 1997, the Partnership reported a net loss of $34,369 as compared to a net loss of $33,125 for the nine months ended September 30, 1996.

The Registrant incurred total expenses of $36,069 for the nine month period, compared to $34,776 for the same period in 1996. Interest expense increased $1,096 for the nine months ended September 30, 1997, compared to the same period in 1996 due to a higher level of borrowings outstanding.

THREE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Partnership reported a net loss of $9,112 for the three months ended September 30, 1997, as compared to a net loss of $9,335 for the same period in 1996. Total operating expenses decreased from $9,876 to $9,680 for the three months ended September 30, 1997.

Interest expense increased $575 and professional fees increased $583 for the three months ended September 30, 1997, compared to the same period in 1996. Interest expense increased as a result of higher borrowings. Professional fees increased due to an increase in investor servicing costs. General and administrative costs decreased $1,442 during the three month period in 1997.

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

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EX-27             FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the nine months ended September 30, 1997.

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

                                         INTERSTATE LAND INVESTORS II
                                         LIMITED PARTNERSHIP

                                         By: ISC REALTY CORPORATION
                                             As Principal Executive Officer,
                                             Principal Financial Officer, and
                                             Principal Accounting Officer of
                                             the Registrant

                                         By: /s/ J. CHRISTOPHER BOONE
                                             ------------------------
                                             J. Christopher Boone
                                             President

Date: November 10, 1997
      _________________