Form 10-K405
period 1997-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1998-03-31
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]
    For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
    For the transition period from _______________ to _______________

Commission File Number 33-30312

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                     56-1669199
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina                         28202
-------------------------------------------                       ----------
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code: (704) 379-9164
                                                            --------------

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
 Yes   X   No
     ----     ----

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

              7,650 limited partnership units as of March 19, 1998

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

         The Registrant plans to hold the property for future appreciation. It is not contemplated that the Registrant will undertake construction of substantial improvements on the Property.

         Upon the sale of all or a portion purchased (i.e., Tracts 2, 3, 1A, and 1D) of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The General Partners currently intend to dispose of the Property purchased within ten to twelve years of the purchase. However, the investors had a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering (November
1994) for a price not less than $11,104,839, reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. If the Registrant was unable to sell the Property by such date at such price, Allen was obligated to either (i) purchase the Property at such price or (ii) forfeit his entire subordinated Limited Partner interest and transfer the remaining General Partner interest to the Limited Partners. See Item 4 for further discussion.

         The Registrant in seeking to secure purchasers for its Property will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partners.

         The General Partners or their affiliates currently serve as general partners in over 12 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, it is likely that the General Partners or their affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

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

         As of December 31, 1997, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.


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

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units since the Initial Closing on November 3, 1989. As of March 19, 1998, 774 persons were record owners of 7,650 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)


SELECTED STATEMENT OF OPERATIONS DATA


                           Year Ended     Year ended    Year ended      Year ended     Year ended
                          December 31,   December 31,  December 31,    December 31,   December 31,
                              1997          1996           1995            1994            1993
                          ------------   -----------   ------------    ------------   ------------
Interest and Other
 Income                   $  2,248       $  2,193       $  2,167       $  2,187       $   2,195
Expenses                    44,332         46,116         46,130         84,104         127,524
                          --------       --------       --------       --------       ---------

Net Loss                   (42,084)       (43,923)       (43,963)       (81,917)       (125,329)
                          ========       ========       ========       ========       =========

Net Loss Allocated
 to Class A limited
 partners                  (42,079)       (43,918)       (43,958)       (81,907)       (125,313)
                          ========       ========       ========       ========       =========

Net Loss Per Class A
 limited partnership
 unit                     $  (5.45)      $  (5.68)      $  (5.69)      $ (10.60)      $  (16.22)
                          ========       ========       ========       ========       =========

SELECTED BALANCE SHEET DATA

                         December 31,      December 31       December 31,      December 31,      December 31,
                           1997              1996               1995               1994              1993
                         ------------      -----------       ------------      ------------      ------------
Total Assets             $6,569,272        $6,567,152        $6,565,623        $6,569,579        $6,614,605
Total Liabilities           301,306           257,102           211,650           171,643           134,752
                         ----------        ----------        ----------        ----------        ----------

Partner's Capital        $6,267,966        $6,310,050        $6,353,973        $6,397,936        $6,479,853
                         ==========        ==========        ==========        ==========        ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Until the Registrant disposes of the Property, its only sources of additional capital are loans. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. As of December 31, 1997, the Registrant had no cash and cash equivalents on hand. The General Partners anticipate that any future funds necessary for the operations of the Partnership will be provided by ISCR. In accordance with the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. The balance of the note plus accrued interest at December 31, 1997, is $175,281.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
DECEMBER 31, 1996

         The Registrant's net loss decreased to $42,084 for the year ended December 31, 1997 from $43,923 for the year ended December 31, 1996.

         General and administrative expense accounted for the majority of the decrease. this expense decreased $1,940 or 9.5%, to $18,560. Additional costs were incurred in 1996 in conjunction with the Registrant changing its investor reporting service. An increase in interest expense of $643, or 5% to $13,416 offset some of the savings. The higher expense was due to the increased borrowings under the note to ISCR during 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996, TO THE YEAR ENDED
DECEMBER 31, 1995

         The Registrant's net loss decreased from $43,963 for the year ended December 31, 1995, to $43,923 for the year ended December 31, 1996.

         Amortization expense decreased from $6,627 for the year ended December 31, 1995, to $0 for the year ended December 31, 1996, due to the completion of amortization of organizational costs during 1995.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements in connection with the December 31, 1996, financial statements. As reported on Form 8-K, the Registrant changed its accountants during the fiscal period ended December 31, 1997.

                                    PART III

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

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                       Information About Directors
Name                                     and Executive Officers
----                                   ---------------------------
J. Christopher Boone         Director and President of ISCR. He is 39 years old.

Edward C. Ruff               Director of ISCR. He is 58 years old.

Robert B. McGuire            Treasurer of ISCR. He is 50 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 45 years old.

Lew F. Semones, Jr.          Director of ISCR. He is 39 years old.

         J. Christopher Boone is a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"), an affiliate of ISCR and President of ISCR. Prior to joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Edward C. Ruff is Executive Managing Director and Chief Operating Officer of I/JL. He also serves as a member of the Board of Directors and Management Committee of I/JL. Mr. Ruff has been with I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting.

         Robert B. McGuire is Treasurer of ISC Realty Corporation. In addition, he is Senior Vice President and Treasurer of I/JL. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of I/JL since 1985. He is a Senoir Managing Director and a member of the Board of Directors of I/JL. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is Secretary of ISCR. In May of 1992 he was elected a Director of ISCR.

         Lew F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

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

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1997.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 19, 1998, Begley-Hall owned 5.6% of the limited partnership interests.

         As of March 19, 1998, none of the individual directors and officers of the General Partners had subscribed for Units.

                                                           Amount and
                                                            Nature of
                                                           Beneficial
Partner Type                     Name & Address             Ownership    Class
------------                     --------------            ----------    -----
Subordinated Limited         William Garith Allen          $    100       100%

General Partner              William Garith Allen                 0        50%

General Partner              ISC Realty Corporation               0        50%

Class A Limited Partner      Performance Investments,
                             Inc.                               100       <.1%

Class A Limited Partner      ISC Realty Corporation         150,000       2.0%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1997, there were no related party transactions in excess of $60,000.

         During the period ended December 31, 1997, ISCR earned $16,209 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. ISCR is entitled to receive an annual administrative fee equal to 0.25% of the cost of the Property. However, the payment of such administrative fee is deferred until sale of the

Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at an interest rate of prime plus 1%.


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

         (b)      Reports on Form 8-K.

                  The Registrant filed Form 8-K during the quarter reporting a change in accountants as reported in Item 9.

         (c)      Exhibits.

                  None.

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

                                            INTERSTATE LAND INVESTORS II
                                            a North Carolina Limited Partnership

                                            By:      ISC Realty Corporation
                                                     General Partner




                                            By:      /s/ J. Christopher Boone
                                                     ---------------------------
                                                     J. Christopher Boone
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

               Signature                         Title                Date
               ---------                         -----                ----


/s/ J. Christopher Boone                                         March 27, 1998
-------------------------------------                            --------------
J. Christopher Boone                          Director and
                                              President of
                                              ISC Realty
                                              Corporation



/s/ Edward C. Ruff                                               March 27, 1998
----------------------------------------                         --------------
Edward C. Ruff                                Director of
                                              ISC Realty
                                              Corporation



/s/Michael D. Hearn                                              March 27, 1998
-------------------                                              --------------
Michael D. Hearn                              Director and
                                              Secretary of
                                              ISC Realty
                                              Corporation


/s/Lew F. Semones, Jr.                                           March 27, 1998
----------------------                                           --------------
Lew F. Semones. Jr.                           Director of
                                              ISC Realty
                                              Corporation


                                                                      Appendix A



                          INTERSTATE LAND INVESTORS II
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP




                                TABLE OF CONTENTS



                                                                           PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................1

BALANCE SHEETS................................................................2

STATEMENTS OF OPERATIONS......................................................3

STATEMENTS OF PARTNERS' CAPITAL...............................................4

STATEMENTS OF CASH FLOWS......................................................5

NOTES TO FINANCIAL STATEMENTS.................................................6

                     [Faulkner & Thompson, P.A. Letterhead]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors II Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheet of Interstate Land Investors II Limited Partnership, (a North Carolina limited partnership) as of December 31, 1997 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Interstate Land Investors II Limited Partnership, (a North Carolina limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the years ending December 31, 1996 and 1995, were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those financial statements.

               We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II Limited Partnership, (a North Carolina limited partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  /s/ Faulkner & Thompson, P.A.



Charlotte, North Carolina
February 19, 1998

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996




                                     ASSETS


                                                        1997           1996
                                                    ----------      -----------
Land held for appreciation                          $ 6,534,310     $ 6,534,310
Accounts receivable - related party                      17,427          17,427
Interest receivable - related party                      17,535          15,415
                                                    -----------     -----------

                                                    $ 6,569,272     $ 6,567,152
                                                    ===========     ===========



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Line-of-credit payable - related party         $   142,331     $   127,751
     Administrative fees payable - related party        126,025         109,816
     Interest payable - related party                    32,950          19,535
                                                    -----------     -----------

                                                        301,306         257,102
                                                    -----------     -----------
PARTNERS' CAPITAL
     Class A limited partners' interest
         (authorized, 9,588 units; issued
         and outstanding, 7,650 units)                6,268,013       6,310,092
     Subordinated limited partner's interest                 89              90
     General partners' capital deficiency                  (136)           (132)
                                                    -----------     -----------

                                                      6,267,966       6,310,050
                                                    -----------     -----------

                                                    $ 6,569,272     $ 6,567,152
                                                    ===========     ===========



                        See Notes to Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,





                                                1997           1996           1995
                                              --------       --------       --------
INCOME
    Interest                                  $  2,248       $  2,193       $  2,167
                                              --------       --------       --------

EXPENSES
    Professional fees                           12,176         12,668         12,135
    Amortization of organizational costs          --             --            6,627
    Property tax                                   180            175            159
    Interest expense                            13,416         12,773         10,798
    General and administrative                  18,560         20,500         16,411
                                              --------       --------       --------
                                                44,332         46,116         46,130
                                              --------       --------       --------

           Net loss                           $(42,084)      $(43,923)      $(43,963)
                                              ========       ========       ========

NET LOSS ALLOCATED TO
    Class A limited partners                  $(42,079)      $(43,918)      $(43,958)
    Subordinated limited partner                    (1)            (1)            (1)
    General partners                                (4)            (4)            (4)
                                              --------       --------       --------

                                              $(42,084)      $(43,923)      $(43,963)
                                              ========       ========       ========


Weighted average Class A limited
    partnership units outstanding                7,650          7,650          7,650
                                              ========       ========       ========

Net loss per weighted average Class A
    limited partnership unit                  $  (5.45)      $  (5.68)      $  (5.69)
                                              ========       ========       ========



                        See Notes to Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                            Class A                  Subordinated
                                        Limited Partners         -------------------
                                     ---------------------       Limited     General
                                     Units         Amount        Partner     Partners       Total
                                     -----      ----------       -------     --------    -----------

Partners' capital (deficiency)-
    January 1, 1995                  7,650      $ 6,397,968       $ 92       $(124)      $ 6,397,936

Net loss, year ended
    December 31, 1995                 --            (43,958)        (1)         (4)          (43,963)
                                     -----      -----------       ----       -----       -----------

Partners' capital (deficiency)-
    December 31, 1995                7,650        6,354,010         91        (128)        6,353,973

Net loss, year ended
    December 31, 1996                 --            (43,918)        (1)         (4)          (43,923)
                                     -----      -----------       ----       -----       -----------

Partners' capital (deficiency)-
    December 31, 1996                7,650        6,310,092         90        (132)        6,310,050

Net loss, year ended
    December 31, 1997                 --            (42,079)        (1)         (4)          (42,084)
                                     -----      -----------       ----       -----       -----------

Partners' capital (deficiency)-
    December 31, 1997                7,650      $ 6,268,013       $ 89       $(136)      $ 6,267,966
                                     =====      ===========       ====       =====       ===========






                        See Notes to Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,




                                                        1997           1996          1995
                                                     ---------      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                         $(42,084)      $(43,923)      $(43,963)
    Adjustments to reconcile net loss to net
        cash used for operating activities
           Amortization of organizational costs          --             --            6,627
           Interest expense transferred to
              advance                                    --             --            4,037
           Increase in interest receivable -
              related party                            (2,120)        (2,120)        (2,120)
           Increase in accrued liabilities -
              related party                            29,624         29,076         22,970
                                                     --------       --------       --------

                Net cash used for operating
                  activities                          (14,580)       (16,967)       (12,449)
                                                     --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in line-of-credit - related
        party                                          14,580         16,376         13,000
                                                     --------       --------       --------

                Net increase (decrease) in cash
                  and cash equivalents                   --             (591)           551

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                              --              591             40
                                                     --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR               $   --         $   --         $    591
                                                     ========       ========       ========





                        See Notes to Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

           Interstate Land Investors II Limited Partnership (the Partnership) is a North Carolina limited partnership formed, on July 26, 1989, to acquire for investment, hold for appreciation and ultimately dispose, without substantial improvements, undeveloped land in York County, South Carolina. The Partnership acquired 97 acres of such land in November 1989, and acquired an additional 48 acres in November 1990. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

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

        CASH EQUIVALENTS

           For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents.

        CAPITALIZATION POLICIES

           The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         CONTINUED

        ORGANIZATIONAL AND SYNDICATION COSTS

           Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee paid to ISCR amounting to $159,000 in 1990 and an additional $66,000 in 1991) have been capitalized and amortized using the straight-line method over a 60-month period. Other fees and expenses related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and include sales commissions paid to Interstate/Johnson Lane Corporation, a related company to ISCR, of $377,644 in connection with the initial offering in 1989 and $116,305 in connection with the secondary offering in 1990.

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

        RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 2- ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

        Under the terms of the partnership agreement, net profit and distributions of available cash in each year prior to a sale of the property will be allocated 99% to the Class A limited partners and 1% to the general partners. Net losses shall be allocated among all partners in accordance with their respective capital accounts. Special allocations are provided for any gains or losses arising from the sale of the property and for the related cash distributions. In no event shall the portion of any item of partnership income, gain, loss, deduction or credit allocated to the original general partners (see Note
        6) be less than 1%. Mr. Allen, as the subordinated limited partner, may be entitled to a subordinated return of $776,935 arising from the sale of the property, assuming sufficient proceeds exist after the return of the Class A limited partners' invested capital plus their preferred return, as defined, and after payment to the general partners of any deferred fees plus interest owed. Additionally, as subordinated limited partner, Mr. Allen may under certain circumstances, as defined, receive an additional distribution arising from the sale of property equal to 5% of the net sale proceeds after deducting the distributions described above to the Class A limited partners, general partners and subordinated limited partner.

        In December 1993, upon the approval of the holders of 67% of the Class A limited partner interests and upon meeting certain conditions in the partnership agreement, these partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. In accordance with this vote, the property was to be sold by November 1994, or at that time, Mr. Allen (see Note 1) became obligated to purchase the property at the stipulated price. Because the required date of purchase expired, the Partnership investigated the legal remedies available that would best benefit the Partnership in 1994. In 1996 ISC Realty initiated a civil action against Mr. Allen and is currently in negotiations with Mr. Allen to reach a settlement which will be subject to approval by the limited partners.


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

        In connection with the initial acquisition of the property in 1989, the Partnership paid PII and Gold Hill a total of $322,207 for the assignment of options to acquire the two tracts of land which comprise the property and for reimbursement of Gold Hill's and PII's holding costs in the options (which totaled approximately $126,750). The total cost, along with legal and other acquisition expenses, is included in the land on the accompanying balance sheets.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS, CONTINUED

        At December 31, 1997 and 1996, the Partnership had an account receivable from PII of $17,427 plus accrued interest receivable of $17,535 and $15,415, respectively, related to the reimbursement of certain costs incurred in connection with organizing the Partnership and with organization of the property. In connection with the consent entered into in November 1991 (see Note 6), the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

        In November 1990, the Partnership acquired approximately 48 acres of property from Gold Hill at a purchase price of $1,906,517. The partners of Gold Hill agreed to accept, as part of the purchase price, 533 units of Class A limited partner interests and granted a credit on the purchase price of $495,690, which represents the cost of 533 units at $1,000 per unit less selling commissions.

        In 1989, ISCR purchased 106 units of Class A limited partner interests at the full offering price ($1,000 a unit). In 1990, ISCR contributed two-thirds of its fee received for additional organizational costs to purchase 44 Class A limited partner interests at $1,000 per unit. These units are included in Class A limited partners' interest on the balance sheets. Also, the general partners, their affiliates and their employees purchased units of Class A limited partner interests at 3.5% discount. The total discounts amounted to $385 in 1990 and $3,360 in 1989, representing 11 and 66 units, respectively.

        The Partnership incurred expense of approximately $16,200 in 1997, 1996 and 1995 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations.

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

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 4 - LINE-OF-CREDIT FROM RELATED PARTY

        On May 23, 1995, the Partnership obtained a line-of-credit from ISCR for which the borrowings cannot exceed $150,000. Interest is charged on this line-of-credit at 2% above the announced prime lending rate of NationsBank, N.A. (Carolinas), resulting in a rate of 10.5%, 10.25% and 10.5% at December 31, 1997, 1996 and 1995, respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this line-of-credit and shall be paid along with the outstanding principal balance on the earlier of:

         * Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

         * the date ISCR is removed as managing general partner of the Partnership, or

         *        the date the Partnership terminates its legal existence.

        This agreement with ISCR requires that the Partnership comply with certain covenants, which are not financial in nature.


NOTE 5 - PROPERTY TAXES

        Based upon efforts and studies performed in 1993, the property was rezoned from commercial property to agricultural property effective with the 1994 tax assessment. However, if the property is sold within five years from the reclassification date, then the property resumes its status as commercial property and the Partnership becomes liable for the annual difference between the commercial property tax and the tax with the agricultural exemption. If this occurs, this liability will be treated as a selling expense at the time of sale. Based upon the 1993 assessment as commercial zoning and the 1994, 1995, 1996 and 1997 assessments as agricultural zoning, the potential reduction in sales proceeds would be approximately $183,200 if the property were sold in 1998. Any reduction in sales proceeds, if the property were sold beyond 1998 but still during the period of five years from the reclassification date, would depend on the tax rates and assessed values in effect during this period.

        If it were to be determined that the Partnership was not adequately meeting the requirements to maintain its agricultural exemption, then the Partnership could become liable for the annual difference between the commercial property tax and the tax with the agricultural exemption.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------


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