Form 10-Q
period 1998-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1998-05-14
CIK 853891

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

                    for Quarterly Period Ended MARCH 31, 1998
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

7,650 limited partnership units outstanding at April 30, 1998

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1998, AND DECEMBER 31, 1997

                                                        March 31,
                                                           1998          December 31,
                                                       (Unaudited)           1997
                                                       -----------       ------------

     ASSETS:

Land Held for Sale                                     $ 6,534,310       $ 6,534,310
Cash and Cash Equivalents                                        0                 0
Other                                                       34,962            34,962
                                                       -----------       -----------

                                                       $ 6,569,272       $ 6,569,272
                                                       ===========       ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance      $     3,133       $         0
Accrued Liabilities                                        162,742           158,975
Note Payable                                               149,655           142,331
                                                       -----------       -----------

                                                           315,530           301,306
                                                       -----------       -----------


Class A Limited Partners' Interest                       6,253,931         6,268,013
Subordinated Limited Partners' Interest                         89                89
General Partners' Interest                                    (278)             (136)
                                                       -----------       -----------

                                                         6,253,742         6,267,966
                                                       -----------       -----------

                                                       $ 6,569,272       $ 6,569,272
                                                       ===========       ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                          Three          Three
                                         Months          Months
                                          Ended          Ended
                                        March 31,      March 31,
                                          1998            1997
                                       (Unaudited)    (Unaudited)
                                       -----------    -----------

INCOME:
  Interest Income                       $     25       $    554
                                        --------       --------
                                              25            554

EXPENSES:
  Professional and Legal Fees              9,412          8,757
  Property Tax Expense                        44             44
  Insurance Expense                            0            146
  General and Administrative Costs         1,071          1,464
  Interest Expense                         3,722          3,379
                                        --------       --------
                                        $ 14,249       $ 13,790
                                        --------       --------

NET LOSS                                 (14,224)       (13,236)
                                        ========       ========


NET LOSS ALLOCATION:

General Partners                            (142)          (142)
Class A Limited Partners                 (14,082)       (13,235)
                                        --------       --------
                                        ($14,224)      ($13,377)
                                        ========       ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                         7,650          7,650
                                        --------       --------

NET LOSS PER CLASS A UNIT               ($  1.84)      ($  1.73)
                                        ========       ========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)


                                                                 Subordinated
                                   General        Limited          Limited
                                  Partners        Partners         Partner          Total
                                  ---------      -----------     ------------    -----------

Partners' Equity (Deficit)
  at December 31, 1996             ($  132)      $ 6,310,092       $   90        $ 6,310,050

Net Loss for the Three Months
  Ended March 31, 1997                  (1)          (14,223)           0            (14,224)
                                   -------       -----------       ------        -----------

Partners' Equity (Deficit)
  at March 31, 1997                ($  133)      $ 6,295,869       $   90        $ 6,295,826
                                   =======       ===========       ======        ===========






Partners' Equity (Deficit)
  at December 31, 1997             ($  136)      $ 6,268,013       $   89      $ 6,267,966

Net Loss for the Three Months
  Ended March 31, 1998                (142)          (14,082)           0          (14,224)
                                   -------       -----------       ------      -----------

Partners' Equity (Deficit)
  at March 31, 1998                ($  278)      $ 6,253,931       $   89      $ 6,253,742
                                   =======       ===========       ======      ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                               Three Months     Three Months
                                                  Ended            Ended
                                              March 31, 1998   March 31, 1997
                                               (Unaudited)      (Unaudited)
                                             ---------------   --------------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                        ($14,224)      ($13,236)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                   3,767          7,621
 Increase in Other Assets                              0           (530)
                                                --------       --------
                                                   3,767          7,091

 Net Cash Used for Operating Activities          (10,457)        (6,145)
                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                          7,324          8,499
                                                --------       --------
 Net Cash Provided by Financing Activities         7,324          8,499

 Increase in Cash and Cash Equivalents            (3,133)         2,354

Cash and Cash Equivalents at Beginning
 of Period                                             0              0
                                                --------       --------

Cash and Cash Equivalents at End of Period      ($ 3,133)      $  2,354
                                                ========       ========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year to end December 31, 1998.


2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On April 30, 1998, there were 774 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of April 30, 1998, the Partnership held all 145 acres of the Property.



                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1998, the Registrant had $0 on hand in the form of cash and cash equivalents. The Registrant has executed a note payable to the General Partner in the amount of $150,000 which will provide any additional funds needed for working capital. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2.       RESULTS OF OPERATIONS

The Registrant's net loss increased from $13,236 for the three months ended March 31, 1997, to $14,224 for the three months ended March 31, 1998. The change is primarily due to the following:

Professional and legal fees increased $655 due to a market analysis performed for the area around the property. This increase was partially offset by savings in the tax and audit services. Interest expense increased $343 due to the increased outstanding balance on the note payable. All other costs were roughly in line with the 1997 first quarter.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Under Paragraph 9.1(f) of the limited partnership agreement, Gary Allen was required, upon exercise of the Put Option, to use his best effort to sell the Property. If the Property had not been sold by the specified date, then Allen was obligated to either purchase the Property or forfeit his right to receive distributions as the subordinated limited partner and withdraw as a general partner. The Property was not sold and Allen failed to purchase the Property. On September 22, 1997, Allen forfeited his rights and withdrew from the Partnership in accordance with the stipulations of the partnership agreement.

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

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)   Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the three months ended March 31, 1998.

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


                                   INTERSTATE LAND INVESTORS II
                                   LIMITED PARTNERSHIP
                                   (REGISTRANT)



                                   BY:  /s/ J. CHRISTOPHER BOONE
                                        ---------------------------------------
                                        J. CHRISTOPHER BOONE
                                        ISC REALTY CORPORATION,
                                        GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                        OFFICER, PRINCIPAL FINANCIAL OFFICER OF
                                        THE REGISTRANT


DATE:     MAY 11, 1998
      --------------------