Form 10-Q
period 1998-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1998-08-14
CIK 853891

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

                    for Quarterly Period Ended June 30, 1998
                         Commission file number 33-30312

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

              NORTH CAROLINA                                56-1681116
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                      IJL Financial Center, P. O. Box 1012
                            Charlotte, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

                            Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

7,650 limited partnership units outstanding at August 10, 1998

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                   As of June 30, 1998, and December 31, 1997

                                                           June 30,
                                                            1998              December 31,
                                                          (Unaudited)             1997
                                                          -----------          -----------

     ASSETS:

Land Held for Sale                                        $ 6,534,310          $ 6,534,310
Cash and Cash Equivalents                                           0                    0
Other                                                          34,962               34,962
                                                          -----------          -----------

                                                          $ 6,569,272          $ 6,569,272
                                                          ===========          ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Checks Written in Excess of Recorded Bank Balance         $     3,082          $         0
Accrued Liabilities                                           162,784              158,975
Note Payable                                                  154,655              142,331
                                                          -----------          -----------

                                                              320,521              301,306
                                                          -----------          -----------


Class A Limited Partners' Interest                          6,248,800            6,268,013
Subordinated Limited Partners' Interest                            89                   89
General Partners' Interest                                       (138)                (136)
                                                          -----------          -----------

                                                            6,248,751            6,267,966
                                                          -----------          -----------

                                                          $ 6,569,272          $ 6,569,272
                                                          ===========          ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Operations


                                             Three            Three              Six               Six
                                            Months            Months            Months           Months
                                             Ended            Ended             Ended             Ended
                                           June 30,          June 30,          June 30,         June 30,
                                             1998              1997              1998             1997
                                          (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                          -----------      -----------       -----------       -----------
INCOME:
  Interest Income                          $     30          $    578          $     53          $  1,132
                                           --------          --------          --------          --------
                                                 30               578                53             1,132

EXPENSES:
  Property Taxes                                 43                43                87                87
  Insurance Expense                             351               146               351               292
  Professional and Legal Fees                 7,516             7,546             7,516            17,768
  General and Administrative Costs            4,627             1,153             4,874             1,153
  Interest Expense                            2,718             3,710             6,439             7,089
                                           --------          --------          --------          --------
                                             15,255            12,598            19,268            26,389
                                           --------          --------          --------          --------

NET LOSS                                   ($15,225)         ($12,020)         ($19,215)         ($25,257)
                                           ========          ========          ========          ========


NET LOSS ALLOCATION:

General Partners                                 (2)               (1)               (2)               (3)
Class A Limited Partners                    (15,223)          (12,019)          (19,213)          (25,254)
                                           --------          --------          --------          --------
                                           ($15,225)         ($12,020)         ($19,215)         ($25,257)
                                           ========          ========          ========          ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                            7,650             7,650             7,650             7,650
                                           --------          --------          --------          --------

NET LOSS PER CLASS A UNIT                  ($  1.99)         ($  1.57)         ($  2.51)         ($  3.30)
                                           ========          ========          ========          ========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               Condensed Statements of Partners' Equity (Deficit)
                For the Six Months Ended June 30, 1998, and 1997

                                   (Unaudited)


                                                                   Subordinated
                                  General           Limited           Limited
                                  Partners          Partners          Partner          Total
                                  --------          --------          -------          -----
Partners' Equity (Deficit)
  at December 31, 1996              ($132)         $ 6,310,092          $90         $ 6,310,050

Net Loss for the Six Months
  Ended June 30, 1997                  (3)             (25,254)           0         ($   25,257)
                                    -----          -----------          ---         -----------

Partners' Equity (Deficit)
  at June 30, 1997                  ($135)         $ 6,284,838          $90         $ 6,284,793
                                    =====          ===========          ===         ===========





Partners' Equity (Deficit)
  at December 31, 1997              ($136)         $ 6,268,013          $89         $ 6,267,966

Net Loss for the Six Months
  Ended June 30, 1998                  (2)             (19,213)           0         ($   19,215)
                                    -----          -----------          ---         -----------

Partners' Equity (Deficit)
  at June 30, 1998                  ($138)         $ 6,248,800          $89         $ 6,248,751
                                    =====          ===========          ===         ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
                For the Six Months Ended June 30, 1998, and 1997


                                                         Six Months      Six Months
                                                            Ended           Ended
                                                        June 30, 1998   June 30, 1997
                                                         (Unaudited)     (Unaudited)
                                                         -----------     -----------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                  $19,215         $ 25,257

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                            3,809           15,222
 Increase in Other Assets                                       0           (1,060)
                                                          -------         --------

 Net Cash Used for Operating Activities                    23,024           39,419
                                                          -------         --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                  12,324           14,499
                                                          -------         --------
 Net Cash Provided by Financing Activities                 12,324           14,499

 Increase (Decrease) in Cash and Cash Equivalents               0           53,918

Cash and Cash Equivalents at Beginning
 of Period                                                      0              (95)
                                                          -------         --------

Cash and Cash Equivalents at End of Period                $     0         $ 53,823
                                                          =======         ========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year to end December 31, 1998.


2. ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On August 10, 1998, there were 774 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of July 31, 1998, the Partnership held all 145 acres of the Property.



                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources


As of June 30, 1998, the Registrant had written checks for $3,082 in excess of recorded bank balance. Subsequent to June 30, 1998, the Registrant increased its funding under its note payable to the General Partner to $175,000. This note will provide any additional funds needed for working capital and will extend through the term of the partnership, accruing interest at prime plus one percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2. Results of Operations

The Registrant's net loss decreased from $25,254 for the six months ended June 30, 1997, to $19,215 for the six months ended June 30, 1998. The change is primarily due to the following:

Interest income decreased by $1,079 due to deficit bank balance. Professional and legal fees decreased $10,252 due to savings in tax and audit services. General and administrative expenses were $3,721 higher due to the cost of annual report mailings. Interest expense was decreased by $650 due to the better interest rate calculated on the outstanding balance of the note payable. All other costs were in line with the 1997 second quarter.


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

           None.

Item 6. Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  EX-27     FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the six months ended June 30, 1998.


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


                                  INTERSTATE LAND INVESTORS II
                                  LIMITED PARTNERSHIP
                                  (Registrant)



                                BY: /s/ J. Christopher Boone
                                    ----------------------------------------
                                    J. Christopher Boone
                                    ISC Realty Corporation,
                                    General Partner and Principal Executive
                                    Officer, Principal Financial Officer of the
                                    Registrant


DATE: August 10, 1998