Form 10-Q
period 1998-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1998-11-12
CIK 853891

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

                  for Quarterly Period Ended September 30, 1998
                         Commission file number 33-30312


                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


           NORTH CAROLINA                             56-1681116
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                              IJL Financial Center
                                 P. O. Box 1012
                            Charlotte, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

         7,650 limited partnership units outstanding at November 8, 1998

                    Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                            Condensed Balance Sheets
                 As of September 30, 1998 and December 31, 1997

                                                     September 30,
                                                          1998                December 31,
                                                       (Unaudited)                1997
                                                       -----------             -----------

     ASSETS:

Land Held for Sale                                     $ 6,534,310             $ 6,534,310
Cash and Cash Equivalents                                    1,221                       0
Other                                                       34,962                  34,962
                                                       -----------             -----------

                                                       $ 6,570,493             $ 6,569,272
                                                       ===========             ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                    $   170,331             $   158,975
Note Payable                                               164,655                 142,331
                                                       -----------             -----------

                                                           334,986                 301,306
                                                       -----------             -----------


Class A Limited Partners' Interest                       6,235,557               6,268,013
Subordinated Limited Partners' Interest                         89                      89
General Partners' Interest                                    (139)                   (136)
                                                       -----------             -----------

                                                         6,235,507               6,267,966
                                                       -----------             -----------

                                                       $ 6,570,493             $ 6,569,272
                                                       ===========             ===========


            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Operations


                                             Three            Three              Nine              Nine
                                             Months           Months            Months            Months
                                             Ended            Ended             Ended              Ended
                                         September 30,    September 30,     September 30,      September 30,
                                              1998             1997              1998              1997
                                          (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
                                          -----------      -----------       -----------        -----------
INCOME:
  Interest Income                          $     47          $    568          $     99          $  1,700
                                           --------          --------          --------          --------
                                                 47               568                99             1,700

EXPENSES:
  Property Taxes                                 44                45               131               132
  Insurance Expense                               0               145               351               437
  Professional and Legal Fees                 1,291             5,281             8,807            23,049
  General and Administrative Costs            1,290               405             8,881             1,558
  Interest Expense                           10,667             3,804            14,389            10,893
                                           --------          --------          --------          --------
                                             13,291             9,680            32,559            36,069

NET LOSS                                   ($13,244)         ($ 9,112)         ($32,459)         ($34,369)


NET LOSS ALLOCATION:

General Partners                           ($     1)         ($     1)         ($     3)         ($     3)
Class A Limited Partners                    (13,243)           (9,111)          (32,456)          (34,366)
                                           --------          --------          --------          --------
                                            (13,244)           (9,112)          (32,459)          (34,369)
                                           ========          ========          ========          ========



CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                            7,650             7,650             7,650             7,650
                                           --------          --------          --------          --------

NET LOSS PER CLASS A UNIT                  ($  1.73)         ($  1.19)         ($  4.24)         ($  4.49)
                                           ========          ========          ========          ========


            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               Condensed Statements of Partners' Equity (Deficit)
              For the Nine Months Ended September 30, 1998 and 1997

                                   (Unaudited)


                                                                   Subordinated
                                    General           Limited         Limited
                                   Partners           Partners         Partner          Total
                                   --------           --------         -------          -----
Partners' Equity (Deficit)
  at December 31, 1996               ($124)         $ 6,310,092          $92         $ 6,310,050

Net Loss for the Nine Months
  Ended September 30, 1997              (3)             (34,366)           0             (34,369)
                                     -----          -----------          ---         -----------


Partners' Equity (Deficit)
  at September 30, 1997              ($127)         $ 6,275,726          $92         $ 6,275,681
                                     =====          ===========          ===         ===========




Partners' Equity (Deficit)
  at December 31, 1997               ($136)         $ 6,268,013          $89         $ 6,267,966

Net Loss for the Nine Months
  Ended September 30, 1998              (3)             (32,456)           0             (32,459)
                                     -----          -----------          ---         -----------


Partners' Equity (Deficit)
  at September 30, 1998              ($139)         $ 6,235,557          $89         $ 6,235,507
                                     =====          ===========          ===         ===========

            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997


                                                                          Nine Months      Nine Months
                                                                             Ended            Ended
                                                                         September 30,    September 30,
                                                                             1998              1997
                                                                          (Unaudited)      (Unaudited)
                                                                          -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                                   ($32,459)         ($34,369)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Property Taxes Payable                                             131               132
 Increase in Accrued Liabilities                                             11,356             3,626
 Increase in Other Assets                                                         0                 0
                                                                           --------          --------

 Net Cash Used for Operating Activities                                     (20,973)          (30,611)
                                                                           --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                                    22,324            14,499
                                                                           --------          --------

 Net Cash Provided by Financing Activities                                   22,324            14,499
                                                                           --------          --------

 Increase in Cash and Cash Equivalents                                        1,221             1,713

Cash and Cash Equivalents at Beginning
 of Period                                                                        0                 0
                                                                           --------          --------

Cash and Cash Equivalents at End of Period                                 $  1,221          $  1,713
                                                                           ========          ========


            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year to end December 31, 1998.


2. ORGANIZATION

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 1, 1998, there were 772 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina.
As of September 30, 1998, the Partnership held all 145 acres of the Property.

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources

As of September 30, 1998, the Registrant had $1,221 on hand in the form of cash and cash equivalents. The Registrant increased its funding available under its note payable to the General Partner to $175,000. This note will provide any additional funds needed for working capital and will extend through the term of the partnership, accruing interest at prime plus one percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2. Results of Operations

For the nine months ended September 30, 1998, the Partnership reported a net loss of $32,459 as compared to a net loss of $34,369 for the nine months ended September 30, 1997.

The Registrant incurred total expenses of $32,559 for the nine month period, compared to $36,069 for the same period in 1997. Interest expense increased from $10,893 for the nine months ended September 30, 1997, to $14,389 for the same period in 1998. Interest expense for the current quarter was $10,667 compared to $3,804 for the same quarter in 1997. This increase reflects interest for both the current quarter and interest from the June 30, 1998, quarter not previously accrued. General and administrative expenses were $8,881 for the nine months ended September 30, 1998, up from $1,558 for the same period in 1997, which increase reflects the cost of separate studies performed to evaluate the current market value and environmental conditions in the area of the property. This increase is favorably offset by the decrease in Professional and legal expenses from $23,049 in 1997 to $8,807 for the current period, which decrease results from the termination of the legal proceedings against William G. Allen.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submissions of Matters to a vote of Securities Holders

         None.

Item 5. Other Information.

         On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property is listed for sale as follows: Tract #2 and #3 (97 acres) at $45,000 per acre, Tract #1A (17 acres) at $125,000 per acre and Tract #1D (33 acres) at $6,000 per unit (12 units per acre).

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

             EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b) Reports on Form 8-K

             No reports on Form 8-K were required to be filed during the nine months ended September 30, 1998.

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



                                  INTERSTATE LAND INVESTORS II
                                  LIMITED PARTNERSHIP

                                  By: ISC REALTY CORPORATION
                                      As Principal Executive Officer,
                                      Principal Financial Officer, and
                                      Principal Accounting Officer of
                                      the Registrant



                                  By: /S/ J. Christopher Boone
                                      ----------------------------------
                                      J. Christopher Boone
                                      President

Date: November 11, 1998