Form 10-K405
period 1998-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1999-03-31
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _______________ to
_______________

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date

              7,650 limited partnership units as of March 24, 1999

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 13 sequentially numbered pages

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

         The Registrant plans to hold the property for future appreciation. It is not contemplated that the Registrant will undertake construction or substantial improvements on the Property.

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

         The General Partners or their affiliates currently serve as general partners in over 10 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by the General Partners or their affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partners or their affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partners and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Located immediately adjacent to the Property is an approximately 96.74 acre tract owned by Interstate Land Investors I Limited Partnership ("Interstate I"), a North Carolina limited partnership having the same general partners as the Registrant. Interstate I acquired the adjacent property on September 30, 1988, for a purchase price of $4,200,000. Interstate I intends to hold the adjacent property under the same terms and with the same investment objectives as the Registrant intends to apply to the Property. The close proximity of these competing parcels may give rise to conflicts of interest between Allen and ISCR as General Partners and the Registrant and Interstate I. In addition, conflicts of interest may arise in connection with the business of each General Partner in other partnerships, private and public, of which the General Partners are affiliated at such time as the Registrant attempts to sell or otherwise dispose of the Property owned by the Registrant.

         The General Partners will devote only so much of their time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partners are engaged in other activities which also require their time and attention.

         As of December 31, 1998, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partners and affiliates performed services for the Registrant during the year.

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

         In November 1998, a contract was signed listing the Property for sale with the Crosland Group for the asking price of $8,866,000.

ITEM 3 - LEGAL PROCEEDINGS

         In May, 1996, the Partnership filed a Complaint in the General Court of Justice, Superior Court Division against William Garith Allen, a General Partner, seeking in the alternative, damages for Mr. Allen's failure to purchase the Property at the Put Price or an order, in accordance with the provisions of the Partnership Agreement, that Mr. Allen forfeit his right to a distribution as the subordinated Limited Partner, that Mr. Allen withdraw as a General Partner and transfer his general partnership interest to ISCR, and that Performance Investments Inc. withdraw as a general partner and transfer its general partnership interest to ISCR. In 1997 Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units since the Initial Closing on November 3, 1989. As of March 24, 1999, 774 persons were record owners of 7,650 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                         Year ended     Year ended     Year ended     Year ended     Year ended
                        December 31,   December 31,   December 31,   December 31,   December 31,
                            1998           1997           1996           1995           1994
                            ----           ----           ----           ----           ----
Interest and Other       $  2,392       $  2,248       $  2,193       $  2,167       $  2,187
 Income
Expenses                   52,506         44,332         46,116         46,130         84,104
                         --------       --------       --------       --------       --------
Net Loss                  (50,114)       (42,084)       (43,923)       (43,963)       (81,917)
                         ========       ========       ========       ========       ========
Net Loss Allocated
 to Class A limited
 partners                 (50,108)       (42,079)       (43,918)       (43,958)       (81,907)
                         ========       ========       ========       ========       ========
Net Loss Per
 Class A limited
 partnership unit        $  (6.55)      $  (5.45)      $  (5.68)      $  (5.69)      $ (10.60)
                         ========       ========       ========       ========       ========


SELECTED BALANCE SHEET DATA

                      December 31,    December 31,    December 31,    December 31,    December 31,
                          1998            1997            1996            1995            1994
                          ----            ----            ----            ----            ----
Total Assets           $6,572,386      $6,569,272      $6,567,152      $6,565,623      $6,569,579
Total Liabilities         354,534         301,306         257,102         211,650         171,643
                       ----------      ----------      ----------      ----------      ----------
Partner's Capital      $6,217,852      $6,267,966      $6,310,050      $6,353,973      $6,397,936
                       ==========      ==========      ==========      ==========      ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 1998, the Registrant had $849 cash and cash equivalents on hand. Until the Registrant disposes of the Property, its only sources of additional capital are loans. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. The General Partners anticipate that any future funds necessary for the operations of the Partnership will be provided by ISCR. As of May 23, 1995 the General Partner, ISCR, entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. In July of 1998, the line of credit amount was increased to $175,000. In accordance with the

Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. The balance of the note plus accrued interest at December 31, 1998, is $212,301.

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

         The Registrant's net loss increased to $50,114 for the year ended December 31, 1998 compared with $42,084 for the year ended December 31, 1997.

         Legal fees in the amount of $3,962 were incurred from pursuing the claims referred to in Item 3. Interest expense increased $2,134 to a total of $15,550. This higher expense was due to the increased borrowings under the note to ISCR during 1998. General and administrative expense increased $3,323 to a total of $21,883. Additional costs were incurred in 1998 from separate studies performed to evaluate the current market value and environmental conditions in the area.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997, TO THE YEAR ENDED DECEMBER 31, 1996

         The Registrant's net loss decreased to $42,084 for the year ended December 31, 1997 from $43,923 for the year ended December 31, 1996.

         General and administrative expense, less by $1,940, accounted for the majority of the decrease. Additional costs were incurred in 1996 in conjunction with the Registrant changing its investor reporting service. An increase in interest expense of $643 to $13,416 offset some of the savings. The higher expense was due to the increased borrowings under the note to ISCR during 1997.

The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor currently utilized will be Y2K compliant by June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

         If necessary, the Registrant can revert to manual methods for bookkeeping, check writing, preparation of financial statements and investor correspondence. Hard copies of essential information are available and will continue to be available well into the year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements in connection with the December 31, 1998, financial statements.


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

         Information as to ISCR, one of the current Co-Managing General Partners, is as follows:

                                    Information About Directors
Name                                 and Executive Officers
----                                ---------------------------

J. Christopher Boone         Director and President of ISCR. He is 40 years old.

Edward C. Ruff               Director of ISCR. He is 59 years old.

Robert B. McGuire            Treasurer of ISCR. He is 51 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 46 years old.

Lewis F. Semones, Jr.        Director of ISCR. He is 40 years old.

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

         Lewis F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

         Each officer and director holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         Effective April 1, 1999, Interstate/Johnson Lane will merge into Wachovia Corporation and will officially change its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.


ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1998.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 24, 1999, Begley-Hall owned 5.6% of the limited partnership interests.

         As of March 24, 1999, none of the individual directors and officers of the General Partners had subscribed for Units.

                                                     Amount and
                                                      Nature of
                                                     Beneficial
Partner Type                 Name & Address           Ownership           Class
------------                 --------------          -----------          -----
Subordinated Limited     William Garith Allen            $100              100%

General Partner          William Garith Allen               0               50%

General Partner          ISC Realty Corporation             0               50%

Class A Limited Partner  Performance Investments,
                         Inc.                             100              <.1%

Class A Limited Partner  ISC Realty Corporation       150,000              2.0%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1998, there were no related party transactions in excess of $60,000.

         During the period ended December 31, 1998, ISCR earned $16,209 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. ISCR is entitled to receive an annual administrative fee equal to 0.25% of the cost of the Property. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at an interest rate of prime plus 1%.



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

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits.

                  27     Financial Data Schedule (for SEC use only)

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

                                            INTERSTATE LAND INVESTORS II
                                            A NORTH CAROLINA LIMITED PARTNERSHIP

                                            BY: ISC REALTY CORPORATION
                                                GENERAL PARTNER




                                            BY: /S/ J. CHRISTOPHER BOONE
                                                ------------------------
                                                J. CHRISTOPHER BOONE
                                                PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

            Signature                  Title                         Date
            ---------                  -----                         ----



J. Christopher Boone                                           March 24, 1999
--------------------------------                               --------------
/S/ J. Christopher Boone           Director and
                                   President of
                                   ISC Realty
                                   Corporation



/S/ Edward C. Ruff                                             March 24, 1999
--------------------------------                               --------------
Edward C. Ruff                     Director of
                                   ISC Realty
                                   Corporation



/S/Michael D. Hearn                                            March 24, 1999
--------------------------------                               --------------
Michael D. Hearn                   Director and
                                   Secretary of
                                   ISC Realty
                                   Corporation



/S/Lewis F. Semones, Jr.                                       March 24, 1999
--------------------------------                               --------------
Lewis F. Semones, Jr.              Director of
                                   ISC Realty
                                   Corporation

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



                                                                           PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................1

BALANCE SHEETS................................................................2

STATEMENTS OF OPERATIONS......................................................3

STATEMENT OF PARTNERS' CAPITAL................................................4

STATEMENTS OF CASH FLOWS......................................................5

NOTES TO FINANCIAL STATEMENTS.................................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors II Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheets of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, partners' capital and cash flows of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) for the year ending December 31, 1996, were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those financial statements.

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

               In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Charlotte, North Carolina
February 26, 1999

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,



                                     ASSETS


                                                                   1998              1997
                                                               -----------       -----------
Unimproved land held for appreciation                          $ 6,534,310       $ 6,534,310
Cash and cash equivalents                                              849              --
Accounts receivable - related party                                 17,427            17,427
Interest receivable - related party                                 19,800            17,535
                                                               -----------       -----------

                                                               $ 6,572,386       $ 6,569,272
                                                               ===========       ===========



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Line-of-credit payable - related party                    $   170,655       $   142,331
     Administrative fees payable - related party                   142,233           126,025
     Interest payable - related party                               41,646            32,950
                                                               -----------       -----------
                                                                   354,534           301,306
                                                               -----------       -----------

PARTNERS' CAPITAL
     Class A limited partners' interest
         (authorized, 9,588 units; issued
         and outstanding, 7,650 units)                           6,217,905         6,268,013
     Subordinated limited partner's interest                            88                89
     General partners' capital deficiency                             (141)             (136)
                                                               -----------       -----------

                                                                 6,217,852         6,267,966
                                                               -----------       -----------

                                                               $ 6,572,386       $ 6,569,272
                                                               ===========       ===========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                             1998           1997           1996
                                           --------       --------       --------
INCOME
    Interest                               $  2,392       $  2,248       $  2,193
                                           --------       --------       --------

EXPENSES
    Professional fees                        14,886         12,176         12,668
    Property tax                                187            180            175
    Interest expense                         15,550         13,416         12,773
    General and administrative               21,883         18,560         20,500
                                           --------       --------       --------
                                             52,506         44,332         46,116
                                           --------       --------       --------

           Net loss                        $(50,114)      $(42,084)      $(43,923)
                                           ========       ========       ========

NET LOSS ALLOCATED TO
    Class A limited partners               $(50,108)      $(42,079)      $(43,918)
    Subordinated limited partner                 (1)            (1)            (1)
    General partners                             (5)            (4)            (4)
                                           --------       --------       --------

                                           $(50,114)      $(42,084)      $(43,923)
                                           ========       ========       ========

Weighted average Class A limited
    partnership units outstanding             7,650          7,650          7,650
                                           ========       ========       ========

Net loss per weighted average Class A
    limited partnership unit               $  (6.55)      $  (5.45)      $  (5.68)
                                           ========       ========       ========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                     SUBORDINATED
                                     CLASS A  LIMITED PARTNERS   -------------------
                                     -------------------------    LIMITED   GENERAL
                                      UNITS          AMOUNT      PARTNERS   PARTNERS         TOTAL
                                      -----      -------------   --------   --------      -----------
Partners' capital (deficiency) -
    January 1, 1996                   7,650      $ 6,354,010       $ 91       $(128)      $ 6,353,973

Net loss, year ended
    December 31, 1996                  --            (43,918)        (1)         (4)          (43,923)
                                      -----      -----------       ----       -----       -----------

Partners' capital (deficiency) -
    December 31, 1996                 7,650        6,310,092         90        (132)        6,310,050

Net loss, year ended
    December 31, 1997                  --            (42,079)        (1)         (4)          (42,084)
                                      -----      -----------       ----       -----       -----------

Partners' capital (deficiency) -
    December 31, 1997                 7,650        6,268,013         89        (136)        6,267,966

Net loss, year ended
    December 31, 1998                  --            (50,108)        (1)         (5)          (50,114)
                                      -----      -----------       ----       -----       -----------

Partners' capital (deficiency) -
    December 31, 1998                 7,650      $ 6,217,905       $ 88       $(141)      $ 6,217,852
                                      =====      ===========       ====       =====       ===========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                  1998           1997           1996
                                                                --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $(50,114)      $(42,084)      $(43,923)
    Adjustments to reconcile net loss to net cash
        used for operating activities
           Increase in interest receivable - related party        (2,265)        (2,120)        (2,120)
           Increase in accrued liabilities - related party        24,904         29,624         29,076
                                                                --------       --------       --------

                Net cash used for operating activities           (27,475)       (14,580)       (16,967)
                                                                --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in line-of-credit - related party                    28,324         14,580         16,376
                                                                --------       --------       --------

                Net increase (decrease) in cash and
                  cash equivalents                                   849           --             (591)

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                         --             --              591
                                                                --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $    849       $   --         $   --
                                                                ========       ========       ========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

           Interstate Land Investors II, Limited Partnership (the Partnership) is a North Carolina limited partnership formed, on July 26, 1989, to acquire for investment, hold for appreciation and ultimately dispose, without substantial improvements, undeveloped land in York County, South Carolina. The Partnership acquired 97 acres of such land in November 1989, and acquired an additional 48 acres in November 1990. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

           Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation
           (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing partners. In December, 1993, upon the approval of 67% of the Class A limited partners' interest and upon meeting certain conditions in the partnership agreement, the partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. The property was to be sold by November, 1994, or at that time Mr. Allen would agree to either (i) purchase the property from the Partnership on such date at the purchase price or, (ii) elect not to purchase the property at the purchase price but instead forfeit his right to receive subordinated returns, withdraw as a general partner and transfer his general partnership interest to ISCR. In 1997 Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns.

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

        CAPITALIZATION POLICIES

           The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. Additionally, management deems that the market value of the land is not below its historical cost.

        ORGANIZATIONAL AND SYNDICATION COSTS

           Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee paid to ISCR amounting to $159,000 in 1990 and an additional $66,000 in 1991) have been capitalized and amortized using the straight-line method over a 60-month period. These costs have been fully amortized in prior years. Other fees and expenses related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and include sales commissions paid to Interstate/Johnson Lane Corporation, a related company to ISCR, of $377,644 in connection with the initial offering in 1989 and $116,305 in connection with the secondary offering in 1990.

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


NOTE 3 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

        In connection with the initial acquisition of the property in 1989, the Partnership paid PII and Gold Hill Investment Associates (a partnership of Gold Hill Limited Partnership and an affiliate of Mr. Allen) a total of $322,207 for the assignment of options to acquire the two tracts of land which comprise the property and for reimbursement of Gold Hill Investment Associates' (Gold Hill) and PII's holding costs in the options (which totaled approximately $126,750). The total cost, along with legal and other acquisition expenses, is included in the land on the accompanying balance sheets.

        At December 31, 1998 and 1997, the Partnership had an account receivable from PII of $17,427 plus accrued interest receivable of $19,800 and $17,535, respectively, related to the reimbursement of certain costs incurred in connection with organizing the Partnership and with organization of the property. In connection with the consent entered into in November 1991 (see Note 6), the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

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

        The Partnership incurred expense of approximately $16,200 in 1998, 1997 and 1996 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations.

        See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.

        The Partnership has the same general partners of and owns land adjacent to Interstate Land Investors I Limited Partnership (Interstate I). The property owned by Interstate I is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships.


NOTE 4 - LINE-OF-CREDIT FROM RELATED PARTY

        On May 23, 1995, the Partnership obtained a line-of-credit from ISCR for which the borrowings cannot exceed $175,000. Interest is charged on this line-of-credit at 2% above the announced prime lending rate of Bank of America, resulting in a rate of 9.75%, 10.5% and 10.25% at December 31, 1998, 1997 and 1996, respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this line-of-credit and shall be paid along with the outstanding principal balance on the earlier of:

        -- Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

        -- the date ISCR is removed as managing general partner of the Partnership, or

        -- the date the Partnership terminates its legal existence.

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


NOTE 7 - RECONCILIATION OF FINANCIAL STATEMENT LOSS TO TAXABLE LOSS

        A reconciliation of financial statement and taxable loss is as follows:

           Financial statement net loss                                               $(50,114)
           Less:  Temporary non-taxable interest income from  related party             (2,266)
           Plus:  Temporary non-deductible expenses to related party                    24,904
                                                                                      --------

              Taxable loss                                                            $(27,476)
                                                                                      ========