Form 10-Q
period 1999-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1999-05-21
CIK 853891

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

                    for Quarterly Period Ended March 31, 1999
                         Commission file number 33-30312

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NORTH CAROLINA                                   56-1681116
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                       IJL Financial Center, P.O. Box 1012
                            Charlotte, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                   Yes X No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

7,650 limited partnership units outstanding at May 13, 1999

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998

                                                         March 31,
                                                            1999            December 31,
                                                        (Unaudited)             1998
                                                        -----------         -----------

     ASSETS:

Land Held for Sale                                      $ 6,534,310         $ 6,534,310
Cash and Cash Equivalents                                     2,711                 849
Other                                                        37,227              37,227
                                                        -----------         -----------

                                                        $ 6,574,248         $ 6,572,386
                                                        ===========         ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                         193,680             183,879
Note Payable                                                175,000             170,655
                                                        -----------         -----------

                                                            368,680             354,534
                                                        -----------         -----------


Class A Limited Partners' Interest                        6,205,744           6,217,905
Subordinated Limited Partners' Interest                          88                  88
General Partners' Interest                                     (264)               (141)
                                                        -----------         -----------

                                                          6,205,568           6,217,852
                                                        -----------         -----------

                                                        $ 6,574,248         $ 6,572,386
                                                        ===========         ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       Condensed Statements of Operations

                                             Three            Three
                                             Months          Months
                                             Ended            Ended
                                           March 31,        March 31,
                                              1999            1998
                                          (Unaudited)      (Unaudited)
                                          -----------      -----------

INCOME:
  Interest Income                         $     23         $     25
                                          --------         --------
                                                23               25

EXPENSES:
  Professional and Legal Fees                6,665            9,412
  Property Tax Expense                          47               44
  Insurance Expense                              0                0
  General and Administrative Costs           1,925            1,071
  Interest Expense                           3,670            3,722
                                          --------         --------
                                          $ 12,307         $ 14,249
                                          --------         --------

NET LOSS                                   (12,284)         (14,224)
                                          ========         ========


NET LOSS ALLOCATION:

General Partners                              (123)            (142)
Class A Limited Partners                   (12,161)         (14,082)
                                          --------         --------
                                          ($12,284)        ($14,224)
                                          ========         ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                           7,650            7,650
                                          --------         --------

NET LOSS PER CLASS A UNIT                 ($  1.59)        ($  1.84)
                                          ========         ========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                                                      Subordinated
                                     General          Limited           Limited
                                    Partners          Partners           Partner           Total
                                   -----------       -----------       -----------      -----------

Partners' Equity (Deficit)
  at December 31, 1997             ($      141)      $ 6,217,905       $        88      $ 6,217,852

Net Loss for the Three Months
  Ended March 31, 1998                    (142)          (14,082)                0          (14,224)
                                   -----------       -----------       -----------      -----------

Partners' Equity (Deficit)
  at March 31, 1998                ($      283)      $ 6,203,823       $        88      $ 6,203,628
                                   ===========       ===========       ===========      ===========






Partners' Equity (Deficit)
  at December 31, 1998             ($      141)      $ 6,217,905       $        88      $ 6,217,852

Net Loss for the Three Months
  Ended March 31, 1999                    (123)          (12,161)                0          (12,284)
                                   -----------       -----------       -----------      -----------

Partners' Equity (Deficit)
  at March 31, 1999                ($      264)      $ 6,205,744       $        88      $ 6,205,568
                                   ===========       ===========       ===========      ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                         Three Months        Three Months
                                                            Ended               Ended
                                                        March 31, 1999      March 31, 1998
                                                         (Unaudited)         (Unaudited)
                                                         -----------         -----------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                 ($   12,284)        ($   14,224)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                               9,801               3,767
 Increase in Other Assets                                          0                   0
                                                         -----------         -----------
                                                               9,801               3,767

 Net Cash Used for Operating Activities                       (2,483)              3,767
                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                      4,345               7,324
                                                         -----------         -----------
 Net Cash Provided by Financing Activities                     4,345               7,324

 Increase (Decrease) in Cash and Cash Equivalents              1,862              (3,133)

Cash and Cash Equivalents at Beginning
 of Period                                                       849                   0
                                                         -----------         -----------

Cash and Cash Equivalents at End of Period               $     2,711         ($    3,133)
                                                         ===========         ===========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year to end December 31, 1999.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On May 13, 1999, there were 774 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 13, 1999, the Partnership held all 145 acres of the Property.

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Liquidity and Capital Resources

As of March 31, 1999, the Registrant had $2,711 on hand in the form of cash and cash equivalents. The Registrant has executed a note payable to the General Partner in the amount of $175,000. The general partner plans to continue to fund the operating cost of the Partnership through additional advances under the note. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2.       Results of Operations

The Registrant's net loss decreased from $14,224 for the three months ended March 31, 1998, to $12,284 for the three months ended March 31, 1999. The change is primarily due to the following:

Professional and legal fees decreased $2,747. This decrease reflects a non-recurring fee paid in 1998 to perform a marketing analysis of the area. General and administrative costs increased by $854 due to higher database maintenance and SEC filing fees. All other costs were comparable with the 1998 first quarter.

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

Item 5. Other Information.

On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property is listed for sale at $8,866,000 in aggregate.

Effective April 1, 1999, Interstate/Johnson Lane merged into Wachovia Corporation and officially changed its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the three months ended March 31, 1999.




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


                          INTERSTATE LAND INVESTORS II
                          LIMITED PARTNERSHIP
                          (Registrant)



                          BY:    /s/J. Christopher Boone
                                 -----------------------
                                 J. Christopher Boone
                                 ISC Realty Corporation,
                                 General Partner and Principal Executive
                                 Officer, Principal Financial Officer of the
                                 Registrant


DATE: May 17, 1999