Form 10-Q
period 1999-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1999-07-30
CIK 853891

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

                    for Quarterly Period Ended JUNE 30, 1999
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

7,650 limited partnership units outstanding at July 27, 1999.


                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1999, AND DECEMBER 31, 1998


                                                           June 30,
                                                             1999               December 31,
                                                          (Unaudited)              1998
                                                          -----------           -----------
     ASSETS:
Land Held for Sale                                        $ 6,534,310           $ 6,534,310
Cash and Cash Equivalents                                       3,352                   849
Other                                                          37,227                37,227
                                                          -----------           -----------

                                                          $ 6,574,890           $ 6,572,386
                                                          ===========           ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                       $   203,413           $   183,879
Note Payable                                                  175,000               170,655
                                                          -----------           -----------

                                                              378,413               354,534
                                                          -----------           -----------


Class A Limited Partners' Interest                          6,196,532             6,217,905
Subordinated Limited Partners' Interest                            88                    88
General Partners' Interest                                       (143)                 (141)
                                                          -----------           -----------

                                                            6,196,477             6,217,852
                                                          -----------           -----------

                                                          $ 6,574,890           $ 6,572,386
                                                          ===========           ===========



                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Three              Three               Six               Six
                                             Months             Months             Months             Months
                                              Ended              Ended              Ended             Ended
                                            June 30,           June 30,           June 30,           June 30,
                                              1999               1998               1999              1998
                                           (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                            ---------          ---------          ---------         ---------
INCOME:
  Interest Income                           $     19           $     30           $     42           $     53
                                            --------           --------           --------           --------
                                                  19                 30                 42                 53

EXPENSES:
  Property Taxes                                  47                 43                 94                 87
  Insurance Expense                              356                351                356                351
  Professional and Legal Fees                  1,240              7,516              7,905              7,516
  General and Administrative Costs             2,953              4,627              4,878              4,874
  Interest Expense                             4,514              2,718              8,184              6,439
                                            --------           --------           --------           --------
                                               9,110             15,255             21,417             19,268
                                            --------           --------           --------           --------

NET LOSS                                    $ (9,091)          $(15,225)          $(21,375)          $(19,215)
                                            ========           ========           ========           ========


NET LOSS ALLOCATION:

General Partners                                  (1)                (2)                (2)                (2)
Class A Limited Partners                      (9,090)           (15,223)           (21,373)           (19,213)
                                            --------           --------           --------           --------
                                            $ (9,091)          $(15,225)          $(21,375)          $(19,215)
                                            ========           ========           ========           ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                             7,650              7,650              7,650              7,650
                                            --------           --------           --------           --------

NET LOSS PER CLASS A UNIT                   $  (1.19)          $  (1.99)          $  (2.79)          $  (2.51)
                                            ========           ========           ========           ========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30, 1999, AND 1998

                                  (Unaudited)


                                                                                Subordinated
                                       General               Limited              Limited
                                      Partners              Partners              Partner                Total
                                     -----------           -----------          ------------          -----------
Partners' Equity (Deficit)
  at December 31, 1997               $      (136)          $ 6,268,013           $        89          $ 6,267,966

Net Loss for the Six Months
  Ended June 30, 1998                         (2)              (19,213)                    0              (19,215)
                                     -----------           -----------           -----------          -----------

Partners' Equity (Deficit)
  at June 30, 1998                   $      (138)          $ 6,248,800           $        89          $ 6,248,751
                                     ===========           ===========           ===========          ===========






Partners' Equity (Deficit)
  at December 31, 1998               $      (141)          $ 6,217,905           $        88          $ 6,217,852

Net Loss for the Six Months
  Ended June 30, 1999                         (2)              (21,373)                    0              (21,375)
                                     -----------           -----------           -----------          -----------

Partners' Equity (Deficit)
  at June 30, 1999                   $      (143)          $ 6,196,532           $        88          $ 6,196,477
                                     ===========           ===========           ===========          ===========



                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999, AND 1998


                                                            Six Months         Six Months
                                                              Ended               Ended
                                                          June 30, 1999       June 30, 1998
                                                           (Unaudited)         (Unaudited)
                                                          -------------       -------------
CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                   $(21,375)          $(19,215)

Adjustments to reconcile net loss to net cash used for operations:

Increase in Accrued Liabilities                              19,534              3,809
                                                           --------           --------


Net Cash Used for Operating Activities                       (1,841)           (15,406)
                                                           --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Note Payable                                      4,345             12,324
                                                           --------           --------
Net Cash Provided by Financing Activities                     4,345             12,324

Increase (Decrease) in Cash and Cash Equivalents              2,503                  0

Cash and Cash Equivalents at Beginning
 of Period                                                      849                  0
                                                           --------           --------

Cash and Cash Equivalents at End of Period                 $  3,352           $      0
                                                           ========           ========


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Registrant had $3,352 on hand in the form of cash and cash equivalents. The Registrant has executed a note payable to the General Partner in the amount of $175,000. The general partner plans to continue to fund the operating cost of the Partnership through additional advances under the note. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2.       RESULTS OF OPERATIONS

The Registrant's net loss was $21,375 for the six months ended June 30, 1999 as compared to $19,215 for the six months ended June 30, 1998. The change is primarily due to the following:

Professional and legal fees increased from $7,516 as of June 30, 1998, to $7,905 for the six months ended June 30, 1999. Higher accounting fees were paid for the annual audit and tax returns. General and administrative costs are in line with 1998 expenses. Interest expense increased from $6,439 for the six months ended June 30, 1998, to $8,184 for the six months ended June 30, 1999. This increase reflects interest paid on a higher principal balance. All other costs were comparable with the 1998 figures.


The Year 2000 Issue

The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor is Y2K compliant. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits

                  EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the six months ended June 30, 1999.




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


                                INTERSTATE LAND INVESTORS II
                                LIMITED PARTNERSHIP
                                (REGISTRANT)



                                BY:  /s/ J. CHRISTOPHER BOONE
                                   ---------------------------------------------
                                     J. CHRISTOPHER BOONE
                                     ISC REALTY CORPORATION,
                                     GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                     OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                     REGISTRANT




DATE:  JULY 27, 1999
     -----------------------