Form 10-Q
period 1999-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 1999-11-15
CIK 853891

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

                  for Quarterly Period Ended SEPTEMBER 30, 1999
                         Commission file number 33-30312


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

        7,650 limited partnership units outstanding at November 10, 1999

                    Page 1 of 9 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                   September 30,
                                                       1999       December 31,
                                                    (Unaudited)       1998
                                                   -------------  ------------

     ASSETS:

Land Held for Sale                                  $6,534,310    $6,534,310
Cash and Cash Equivalents                                1,262           849
Other                                                   37,227        37,227
                                                    -----------   ----------

                                                    $6,572,799    $6,572,386
                                                    ===========   ==========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                    208,218       183,879
Note Payable                                           175,000       170,655
                                                    -----------   ----------

                                                       383,218       354,534
                                                    -----------   ----------


Class A Limited Partners' Interest                   6,189,636     6,217,905
Subordinated Limited Partners' Interest                     88            88
General Partners' Interest                                (144)         (141)
                                                    -----------   ----------

                                                     6,189,581     6,217,852
                                                    -----------   ----------

                                                    $6,572,799    $6,572,386
                                                    ===========   ==========


           See attached notes to the condensed financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS


                                               Three            Three            Nine             Nine
                                               Months          Months           Months           Months
                                               Ended            Ended            Ended           Ended
                                           September 30,    September 30,    September 30,   September 30,
                                                1999            1998             1999             1998
                                            (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                           --------------- ---------------- ---------------- ---------------

INCOME:
  Interest Income                                     $38              $47              $80             $99
                                               ----------       ----------       ----------      ----------
                                                       38               47               80              99

EXPENSES:
  Property Taxes                                        0               44               94             131
  Insurance Expense                                     0                0              356             351
  Professional and Legal Fees                          32            1,291            7,937           8,807
  General and Administrative Costs                  1,527            1,290            6,404           8,881
  Interest Expense                                  5,376           10,667           13,560          14,389
                                               ----------       ----------       ----------      ----------
                                                    6,934           13,291           28,351          32,559

NET LOSS                                          ($6,896)        ($13,244)        ($28,271)       ($32,459)


NET LOSS ALLOCATION:

General Partners                                      ($1)             ($1)             ($3)            ($3)
Class A Limited Partners                           (6,896)         (13,243)         (28,269)        (32,456)
                                               ----------       ----------       ----------      ----------
                                                   (6,896)         (13,244)         (28,271)        (32,459)
                                               ==========       ==========       ==========      ==========



CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                  7,650            7,650            7,650           7,650
                                               ----------       ----------       ----------      ----------

NET LOSS PER CLASS A UNIT                          ($0.90)          ($1.73)          ($3.70)         ($4.24)
                                               ==========       ==========       ==========      ==========


           See attached notes to the condensed financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


                                                                               Subordinated
                                                General          Limited         Limited
                                                Partners        Partners         Partner          Total
                                             --------------- ---------------- -------------- ----------------

Partners' Equity (Deficit)
  at December 31, 1997                                ($136)      $6,268,013            $89       $6,267,966

Net Loss for the Nine Months
  Ended September 30, 1998                               (3)         (32,456)             0          (32,459)
                                             --------------- ---------------- -------------- ----------------


Partners' Equity (Deficit)
  at September 30, 1998                               ($139)      $6,235,557            $89       $6,235,507
                                             =============== ================ ============== ================




Partners' Equity (Deficit)
  at December 31, 1998                                ($141)      $6,217,905            $88       $6,217,852

Net Loss for the Nine Months
  Ended September 30, 1999                               (3)         (28,269)             0          (28,271)
                                             --------------- ---------------- -------------- ----------------


Partners' Equity (Deficit)
  at September 30, 1999                               ($144)      $6,189,636            $88       $6,189,581
                                             =============== ================ ============== ================



           See attached notes to the condensed financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                             Nine Months      Nine Months
                                                Ended            Ended
                                             September 30,    September 30,
                                                1999              1998
                                             (Unaudited)      (Unaudited)
                                             -------------    -------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                        ($28,271)       ($23,742)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Property Taxes Payable                   94             131
 Increase in Accrued Liabilities                   5,883          11,356
                                             -----------     -----------

 Net Cash Used for Operating Activities          (22,294)        (12,255)
                                             -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                          4,345          22,324
                                             -----------     -----------

 Net Cash Provided by Financing Activities         4,345          22,324
                                             -----------     -----------

 Increase in Cash and Cash Equivalents               413           1,221

Cash and Cash Equivalents at Beginning
 of Period                                           849             849
                                             -----------     -----------

Cash and Cash Equivalents at End of Period        $1,262          $2,070
                                             ===========     ===========



           See attached notes to the condensed financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year to end December 31, 1999.


2.   ORGANIZATION

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 10, 1999, there were 772 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of September 30, 1999, the Partnership held all 145 acres of the Property.

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Registrant had $1,262 on hand in the form of cash and cash equivalents. The Registrant increased its funding available under its note payable to the General Partner to $175,000. This note will provide any additional funds needed for working capital and will extend through the term of the partnership, accruing interest at prime plus one percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2.   RESULTS OF OPERATIONS

For the nine months ended September 30, 1999, the Partnership reported a net loss of $23,742 as compared to a net loss of $32,459 for the nine months ended September 30, 1998.

The Registrant incurred total expenses of $28,351 for the nine month period, compared to $32,559 for the same period in 1998. Interest expense was down slightly from the same period in 1998. General and administrative expenses were $6,404 for the nine months ended September 30, 1999, down from $8,881 for the same period in 1998, which reflects the cost of separate studies performed in 1998 to evaluate the current market value and environmental conditions in the area of the property. Professional and legal expenses decreased from $8,807 for the nine months ended September 30, 1998, to $7,937 for current nine-month period, which decrease results from the termination of the legal proceedings against W. G. Allen.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5. OTHER INFORMATION.

On October 12, 1999, the Partnership signed a letter of intent with Crescent Resources, Inc. to purchase the property for $40,000 per acre for 92 acres and $20,000 per acre for a maximum of 5 acres of wetlands (purchaser is not required to pay for any wetlands acreage in excess of 5 acres). Assuming the amount of wetlands is 5 acres or less, the total purchase price will be $3,780,000. Another letter of intent was signed on October 12, 1999, with the same purchaser for the remaining 50 acres of property at prices per acre ranging from $100,000 to $20,000, depending on the parcel location. We calculate that the purchase price for this 50 acre parcel is $2,880,000, making the aggregate sale price $6,660,000. Contracts are being drafted at the time of this filing. The purchaser has no money at stake until after the due diligence period that ends 90 days after the purchaser receives approval of the sale from the limited partners.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EX-27             FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the nine months ended September 30, 1999.

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

Date:    November 10, 1999