Form 10-K405
period 1999-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2000-04-05
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to _______________

Commission File Number 33-30312

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                     56-1669199
(State of Organization)                     (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina                             28202
(Address of principal executive offices)                              (Zip Code)


        Registrant's telephone number, including area code (704) 379-9164

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date
               7,650 limited partnership units as of March 9, 2000

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 13 sequentially numbered pages

                                     PART I

ITEM 1 - BUSINESS

         Interstate Land Investors II (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of July 27, 1989 to acquire for investment and dispose of three tracts of undeveloped land located in York County, South Carolina (the "Property"). The Property consists of "Tract 1" (which was subdivided as discussed below), an approximately 91.64 acre tract fronting on Interstate 77 and Gold Hill Road; "Tract 2", an adjoining (but non contiguous) approximately 76.74 acre tract with frontage entirely on Interstate 77; and "Tract 3", an approximately 20 acre tract located on U.S. Highway 21 and contiguous to Tract 2. The General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation ("PII"), William Garith Allen ("Allen") and ISC Realty Corporation, a North Carolina corporation ("ISCR"). Allen is the President, a director and a 50% shareholder of PII. ISCR is a North Carolina corporation wholly owned by Wachovia Securities Inc. ("WSI"). Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partner and PII was converted to a Class A limited partner. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII's interest to ISCR.

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

         The disposition of the Property by the Registrant may result in substantial fees to the General Partner and its affiliates. Reference is made to
Item 13 herein for a description of certain transactions between the Registrant and the General Partner and its affiliates.

         No mortgage indebtedness was incurred in connection with the acquisition of the Property.

         The Registrant plans to hold the property for future appreciation. It is not contemplated that the Registrant will undertake construction or substantial improvements on the Property.

         Upon the sale of all or a portion purchased (i.e., Tracts 2, 3, 1A, and 1D) of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The General Partner currently intends to dispose of the Property purchased within ten to twelve years of the purchase. However, the investors had a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering (November
1994) for a price not less than $11,104,839, reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. If the Registrant was unable to sell the Property by such date at such price, Allen was obligated to either (i) purchase the Property at such price or (ii) forfeit his entire subordinated Limited Partner interest and transfer the remaining General Partner interest to the Limited Partners.

         The Registrant in seeking to secure purchasers for its Property will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partner.

         The General Partner currently serves as general partner in over 10 public and private partnerships, which currently own various types of real property. None of the prior partnerships sponsored by the General Partner or its affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partner or its affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partner and its affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Located immediately adjacent to the Property is an approximately 96.74 acre tract owned by Interstate Land Investors I Limited Partnership ("Interstate I"), a North Carolina limited partnership having the same general partner as the Registrant. Interstate I acquired the adjacent property on September 30, 1988, for a purchase price of $4,200,000. Interstate I intends to hold the adjacent property under the same terms and with the same investment objectives as the Registrant intends to apply to the Property.

         The General Partner will devote only so much of its time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partner is engaged in other activities that also require its time and attention.

         As of December 31, 1999, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partner performed services for the Registrant during the year.

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

         In December 1999, the Partnership entered into a contract with Crescent Resources, the real estate arm of Duke Energy Corporation, to sell the unimproved land for approximately $6,660,000. The potential purchaser deposited earnest money with a title agency. Under the terms of the contract, the potential purchaser had until March 31, 2000, to complete their due diligence, making the earliest possible closing date April 20, 2000. However, on March 17, 2000, Crescent Resources notified the Registrant of its desire to cancel the contract. Crosland Commercial continues to list the property for sale.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December 1999, an official ballot was sent to the Limited Partners requesting that they vote their "Approval" or "Disapproval" for the proposed sale of the property. Results of this ballot indicated 56.2% in favor of the proposed sale.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units since the Initial Closing on November 3, 1989. As of March 9, 2000, 774 persons were record owners of 7,650 Units.

         The Registrant in each year allocates to the investors and the General Partner any net profit prior to a sale of the Property. Such allocations to the investors are credited against the preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partner in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash prior to the sale of all or a portion of the Property.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                       Year ended   Year ended   Year ended   Year ended   Year ended
                      December 31, December 31, December 31, December 31, December 31,
                          1999         1998         1997         1996         1995
                          ----         ----         ----         ----         ----

Interest and Other     $   2,356     $  2,392     $  2,248     $  2,193     $  2,167
 Income
Property write-down       84,310            0            0            0            0
Expenses                  51,880       52,506       44,332       46,116       46,130
                       ---------     --------     --------     --------     --------
Net Loss                (133,834)     (50,114)     (42,084)     (43,923)     (43,963)
                       =========     ========     ========     ========     ========
Net Loss Allocated
 to Class A limited
 partners               (133,817)     (50,108)     (42,079)     (43,918)     (43,958)
                       =========     ========     ========     ========     ========
Net Loss Per
 Class A limited
 partnership unit      $  (17.49)    $  (6.55)    $  (5.50)    $  (5.68)    $  (5.69)
                       =========     ========     ========     ========     ========

SELECTED BALANCE SHEET DATA

                    December 31,  December 31,  December 31,  December 31,  December 31,
                        1999          1998          1997          1996          1995
                        ----          ----          ----          ----          ----

Total Assets         $6,492,936    $6,572,386    $6,569,272    $6,567,152    $6,565,623
Total Liabilities       408,918       354,534       301,306       257,102       211,650
                     ----------    ----------    ----------    ----------    ----------
Partner's Capital    $6,084,018    $6,217,852    $6,267,966    $6,310,050    $6,353,973
                     ==========    ==========    ==========    ==========    ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 1999, the Registrant had $3,443 cash and cash equivalents on hand. Until the Registrant disposes of the Property, its only sources of additional capital are loans. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. The General Partner anticipates that any future funds necessary for the operations of the Partnership will be provided by ISCR. As of May 23, 1995, the General Partner, ISCR, entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. In July of 1998, the line of credit amount was increased to $175,000 and in August of 1999, the amount was increased to $250,000. In accordance with the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. The balance of the note plus accrued interest at December 31, 1999, is $230,722.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

         The Registrant's net loss increased to $133,834 for the year ended December 31, 1999 compared with $50,114 for the year ended December 31, 1998. The majority of this increase is attributable to the $84,310 property write-down in 1999.

         Legal fees decreased by $1,891 to $2,072 in 1999 due to the settlement of the lawsuit in 1998. Interest expense increased $2,594 to $18,144. This higher expense was due to the increased borrowings under the note to ISCR during 1999. General and administrative expense decreased $3,550 to a total of $18,333.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998, TO THE YEAR ENDED DECEMBER 31, 1997

         The Registrant's net loss increased to $50,114 for the year ended December 31, 1998 from $42,084 for the year ended December 31, 1997.

         Legal fees in the amount of $3,962 were incurred from pursuing the claims against W. G. Allen. Interest expense increased $2,134 to a total of $15,550. This higher expense was due to the increased borrowings under the note to ISCR during 1998. General and administrative expense increased $3,323 to a total of $21,883. Additional costs were incurred in 1998 from separate studies performed to evaluate the current market value and environmental conditions in the area.

The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 would not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices, which states that existing computer software is Y2K compliant. The third party vendor currently used was Y2K compliant by June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready. If necessary, the Registrant can revert to manual methods for bookkeeping, check writing, preparation of financial statements and investor correspondence. Hard copies of essential information are available and will continue to be available well into the year 2000.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements concerning the December 31, 1999, financial statements.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. PII, the former managing general partner, filed for relief from creditors under Chapter 11 of the Bankruptcy Code during 1991. Effective January 1, 1992, the general partner interest of PII was converted to that of a Class A Limited Partner retaining the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A Limited Partners. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII's interest to ISCR.

      Information as to ISCR, the current Managing General Partner, is as follows:

                                      Information About Directors
Name                                     and Executive Officers
----                                     ----------------------

J. Christopher Boone         Director and President of ISCR. He is 41 years old.

Robert B. McGuire            Treasurer of ISCR. He is 52 years old.

Michael D. Hearn             Director and Secretary of ISCR. He is 47 years old.

Lewis F. Semones, Jr.        Director of ISCR. He is 41 years old.

         J. Christopher Boone is a Managing Director of Wachovia Securities, Inc. (WSI), an affiliate of ISCR and President of ISCR. Prior to joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Robert B. McGuire is Treasurer of ISC Realty Corporation. In addition, he is Senior Vice President and Treasurer of WSI. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of WSI since 1985. He is a Senior Managing Director of WSI. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is Secretary of ISCR. In May of 1992 he was elected a Director of ISCR.

         Lewis F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of WSI. He is also a director of WSI. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as a director of ISCR in September, 1997.

         Each officer and director holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         Effective April 1, 1999, ISC Realty Corporation's parent, Interstate/Johnson Lane, Inc., merged into Wachovia Corporation. Personnel and offices continue to operate as usual.


ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 1999.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         As of March 22, 2000, Begley-Hall owned 6.87% of the limited partnership interests.

         As of March 22, 2000, none of the individual directors and officers of the General Partner had subscribed for Units.

                                                      Amount and
                                                       Nature of
                                                      Beneficial
Partner Type                 Name & Address            Ownership           Class
------------                 --------------            ---------           -----

Subordinated Limited        ISC Realty Corporation         $100             100%

General Partner             ISC Realty Corporation            0             100%

Class A Limited Partner     ISC Realty Corporation          100             <.1%

Class A Limited Partner     ISC Realty Corporation      150,000             2.0%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1999, there were no related party transactions in excess of $60,000.

         During the year ended December 31, 1999, ISCR earned $16,209 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. ISCR is entitled to receive an annual administrative fee equal to 0.25% of the cost of the Property. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at an interest rate of prime plus 1%.

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

         (b)      Reports on Form 8-K.
                  None.

         (c)      Exhibits.
                  EX-27 - Financial Data Schedule

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

                                      INTERSTATE LAND INVESTORS II
                                      A NORTH CAROLINA LIMITED PARTNERSHIP

                                      BY:  ISC REALTY CORPORATION
                                           GENERAL PARTNER



                                      BY:  /S/ J. CHRISTOPHER BOONE
                                           ------------------------
                                           J. CHRISTOPHER BOONE
                                           PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

      Signature                          Title                        Date
      ---------                          -----                        ----


/S/ J. Christopher Boone                                          March 22, 2000
----------------------------                                      --------------
J. Christopher Boone                  Director and
                                      President of
                                      ISC Realty
                                      Corporation



/S/ Michael D. Hearn                                              March 22, 2000
----------------------------                                      --------------
Michael D. Hearn                      Director and
                                      Secretary of
                                      ISC Realty
                                      Corporation



/S/ Lewis F. Semones, Jr.                                         March 22, 2000
----------------------------                                      --------------
Lewis F. Semones, Jr.                 Director of
                                      ISC Realty
                                      Corporation

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997





























                           FAULKNER AND THOMPSON, P.A.

                          CERTIFIED PUBLIC ACCOUNTANTS

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS



                                                                          PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................1

BALANCE SHEETS..............................................................2

STATEMENTS OF OPERATIONS....................................................3

STATEMENT OF PARTNERS' CAPITAL..............................................4

STATEMENTS OF CASH FLOWS....................................................5

NOTES TO FINANCIAL STATEMENTS...............................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors II Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheets of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

               As discussed in Note 2, the general partner has entered into a contract to sell all unimproved land held for appreciation. This sale, if consummated, will occur in the second or third quarter of the year 2000. Subsequent to the sale, if consummated, the Partnership will liquidate. During the fourth quarter of 1999, the Partnership recorded a non-cash charge related to the write-down of its unimproved land to estimated realizable value.


               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




Charlotte, North Carolina
January 19, 2000

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,

--------------------------------------------------------------------------------



                                                      1999              1998
                                                  -----------       -----------


                                     ASSETS


Unimproved land held for appreciation             $ 6,450,000       $ 6,534,310
Cash and cash equivalents                               3,443               849
Accounts receivable - related party                    17,427            17,427
Interest receivable - related party                    22,066            19,800
                                                  -----------       -----------

                                                  $ 6,492,936       $ 6,572,386
                                                  ===========       ===========



                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
     Line-of-credit payable - related party       $   175,000       $   170,655
     Advance from related party                        19,754                --
     Administrative fees payable - related party      158,442           142,233
     Interest payable - related party                  55,722            41,646
                                                  -----------       -----------
                                                      408,918           354,534
                                                  -----------       -----------

PARTNERS' CAPITAL
     Class A limited partners' interest
         (authorized, 9,588 units; issued
         and outstanding, 7,650 units)              6,084,088         6,217,905
     Subordinated limited partner's interest               85                88
     General partners' capital deficiency                (155)             (141)
                                                  -----------       -----------
                                                    6,084,018         6,217,852
                                                  -----------       -----------

                                                  $ 6,492,936       $ 6,572,386
                                                  ===========       ===========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                     1999          1998            1997
                                                                 ---------       --------       --------
INCOME
    Interest                                                     $   2,356       $  2,392       $  2,248
                                                                 ---------       --------       --------

OPERATING EXPENSES
    Professional fees                                               15,214         14,886         12,176
    Property tax                                                       189            187            180
    Interest expense                                                18,144         15,550         13,416
    General and administrative                                      18,333         21,883         18,560
    Write down of land held for appreciation (note 1 and 2)         84,310             --             --
                                                                 ---------       --------       --------
                                                                   136,190         52,506         44,332
                                                                 ---------       --------       --------

           Net loss                                              $(133,834)      $(50,114)      $(42,084)
                                                                 =========       ========       ========

NET LOSS ALLOCATED TO
    Class A limited partners                                     $(133,817)      $(50,108)      $(42,079)
    Subordinated limited partner                                        (3)            (1)            (1)
    General partners                                                   (14)            (5)            (4)
                                                                 ---------       --------       --------

                                                                 $(133,834)      $(50,114)      $(42,084)
                                                                 =========       ========       ========

Weighted average Class A limited
    partnership units outstanding                                    7,650          7,650          7,650
                                                                 =========       ========       ========

Net loss per weighted average Class A
    limited partnership unit                                     $  (17.49)      $  (6.55)      $  (5.50)
                                                                 =========       ========       ========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                     SUBORDINATED
                                     CLASS A LIMITED PARTNERS     --------------------
                                     ------------------------     LIMITED     GENERAL
                                       UNITS         AMOUNT       PARTNER     PARTNERS        TOTAL
                                       -----         ------       -------     --------        -----

Partners' capital (deficiency) --
    January 1, 1997                    7,650      $ 6,310,092       $ 90       $(132)      $ 6,310,050

Net loss, year ended
    December 31, 1997                     --          (42,079)        (1)         (4)          (42,084)
                                       -----      -----------       ----       -----       -----------

Partners' capital (deficiency) --
    December 31, 1997                  7,650        6,268,013         89        (136)        6,267,966

Net loss, year ended
    December 31, 1998                     --          (50,108)        (1)         (5)          (50,114)
                                       -----      -----------       ----       -----       -----------

Partners' capital (deficiency) --
    December 31, 1998                  7,650        6,217,905         88        (141)        6,217,852

Net loss, year ended
    December 31, 1999                     --         (133,817)        (3)        (14)         (133,834)
                                       -----      -----------       ----       -----       -----------

Partners' capital (deficiency) --
    December 31, 1999                  7,650      $ 6,084,088       $ 85       $(155)      $ 6,084,018
                                       =====      ===========       ====       =====       ===========


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                   1999           1998            1997
                                                                ----------      --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $(133,834)      $(50,114)      $(42,084
    Adjustments to reconcile net loss to net cash
        used for operating activities
           Write-down of land held for appreciation                84,310             --             --
           Increase in interest receivable - related party         (2,266)        (2,265)        (2,120)
           Increase in accrued liabilities - related party         30,285         24,904         29,624
                                                                ---------       --------       --------

                Net cash used for operating activities            (21,505)       (27,475)       (14,580)
                                                                ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in line-of-credit - related party                     24,099         28,324         14,580
                                                                ---------       --------       --------

                Net increase in cash and cash
                  equivalents                                       2,594            849             --

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                           849             --             --
                                                                ---------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $   3,443       $    849       $     --
                                                                =========       ========       ========


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

         Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing partners. In November 1991, PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. In December, 1993, upon the approval of 67% of the Class A limited partners' interest and upon meeting certain conditions in the partnership agreement, the partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. The property was to be sold by November, 1994, or at that time Mr. Allen would agree to either (i) purchase the property from the Partnership on such date at the purchase price or, (ii) elect not to purchase the property at the purchase price but instead forfeit his right to receive subordinated returns, withdraw as a general partner and transfer his general partnership interest to ISCR. In 1997 Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by the transfer of his interest and PII's interest to ISCR.

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

       CASH EQUIVALENTS

         For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 1999 and 1998, the Partnership's cash consisted of monies deposited through Wachovia Securities, Inc. (a related company to ISCR) in a money market fund.

       UNIMPROVED LAND HELD FOR APPRECIATION

         The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. In the fourth quarter of 1999, the Partnership recorded a write-down of the carrying amount of their property of approximately $84,000 to reflect the general partner's estimate of the property's estimated realizable value.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       UNIMPROVED LAND HELD FOR APPRECIATION, CONTINUED

         During 1999, the Partnership entered into a contract to sell its primary asset, unimproved land.

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


NOTE 2 - UNIMPROVED LAND HELD FOR APPRECIATION

       PROVISION FOR WRITE-DOWN OF UNIMPROVED LAND

         The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset values. During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $84,000, or approximately $11 per limited partnership unit, to write-down its unimproved land to its estimated realizable value.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - UNIMPROVED LAND HELD FOR APPRECIATION, CONTINUED

       POTENTIAL SALE

         During the fourth quarter of 1999, the Partnership entered into a contract to sell the Partnership's primary asset, unimproved land, for approximately $6,660,000. The potential purchaser has deposited earnest money with a title agency. Under the terms of the contract, the purchaser has until March 31, 2000 to complete their due diligence, which makes the earliest possible closing date April 20, 2000. After that date, the potential purchaser may either cancel the contract or extend the closing period for four additional thirty (30) day periods by paying additional earnest money for each thirty (30) day extension period.


NOTE 3 - ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

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


NOTE 4 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS

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

         At December 31, 1999 and 1998, the Partnership had an account receivable from PII of $17,427 plus accrued interest receivable of $22,066 and $19,800, respectively, related to the reimbursement of certain costs incurred in connection with organizing the Partnership and with organization of the property. In connection with the consent entered into in November 1991 (see Note 1), the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

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

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS, CONTINUED

         The Partnership incurred expense of approximately $16,200 in 1999, 1998 and 1997 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations.

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


NOTE 5 - LINE-OF-CREDIT FROM RELATED PARTY

         On May 23, 1995, the Partnership obtained a line-of-credit from ISCR to utilize as needed. Interest is charged on this line-of-credit at 2% above the announced prime lending rate of Bank of America, resulting in a rate of 10.25%, 9.75% and 10.5% at December 31, 1999, 1998 and 1997,
         respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this line-of-credit and shall be paid along with the outstanding principal balance on the earlier of:

         o Sale or disposition of all or any portion or part of the property securing the mortgage instrument,

         o the date ISCR is removed as managing general partner of the Partnership, or

         o        the date the Partnership terminates its legal existence.

         This agreement with ISCR requires that the Partnership comply with certain covenants, which are not financial in nature.

         During the years ended December 31, 1999, 1998 and 1997, interest expense of $4,069, $6,855 and $0 was paid to ISCR.


NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

         A reconciliation of financial statement and taxable loss is as follows:

                                               1999            1998          1997
                                            ---------       --------       --------
Financial statement net loss                $(133,834)      $(50,114)      $(42,084)
Less:  Temporary non-taxable
             income from related party         (2,266)        (2,266)        (2,120)
Plus:  Temporary non-deductible
           expenses to related party           30,385         24,904         29,623
Plus:  Write-down of land held for
           appreciation                        84,310             --             --
                                            ---------       --------       --------

    Taxable loss                            $ (21,505)      $(27,476)      $(14,581)
                                            =========       ========       ========

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - POTENTIAL LIQUIDATION OF PARTNERSHIP

         Should the sale of the unimproved land held for appreciation (see Note
         2) be consummated, the Partnership will be liquidated during the year ended December 31, 2000.