Form 10-Q
period 2000-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2000-05-15
CIK 853891

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

                    for Quarterly Period Ended MARCH 31, 2000
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

7,650 limited partnership units outstanding at May 8, 2000

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999

                                                                 March 31,
                                                                    2000              December 31,
                                                                (Unaudited)               1999
                                                               ---------------      -----------------

     ASSETS:

Land Held for Sale                                                 $6,450,000             $6,450,000
Cash and Cash Equivalents                                               3,700                  3,443
Other                                                                  39,493                 39,493
                                                               ---------------      -----------------

                                                                   $6,493,193             $6,492,936
                                                               ===============      =================




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                                   218,745                214,164
Note Payable                                                          202,754                194,754
                                                               ---------------      -----------------

                                                                      421,499                408,918
                                                               ---------------      -----------------


Class A Limited Partners' Interest                                  6,071,890              6,084,088
Subordinated Limited Partners' Interest                                    85                     85
General Partners' Interest                                               (278)                  (155)
                                                               ---------------      -----------------

                                                                    6,071,696              6,084,018
                                                               ---------------      -----------------

                                                                   $6,493,196             $6,492,936
                                                               ===============      =================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                          Three                    Three
                                          Months                  Months
                                          Ended                    Ended
                                        March 31,                March 31,
                                           1999                    1999
                                       (Unaudited)              (Unaudited)
                                      ---------------         ----------------

INCOME:
  Interest Income                                $20                      $23
                                      ---------------         ----------------
                                                  20                       23

EXPENSES:
  Professional and Legal Fees                  6,465                    6,665
  Property Tax Expense                            47                       47
  General and Administrative Costs             1,296                    1,925
  Interest Expense                             4,534                    3,670
                                      ---------------         ----------------
                                             $12,342                  $12,307
                                      ---------------         ----------------

NET LOSS                                     (12,322)                 (12,284)
                                      ===============         ================


NET LOSS ALLOCATION:

General Partners                                (123)                    (123)
Class A Limited Partners                     (12,198)                 (12,161)
                                      ---------------         ----------------
                                            ($12,322)                ($12,284)
                                      ===============         ================


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                             7,650                    7,650
                                      ---------------         ----------------

NET LOSS PER CLASS A UNIT                     ($1.59)                  ($1.59)
                                      ===============         ================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)


                                                                    Subordinated
                                    General          Limited          Limited
                                    Partners         Partners         Partner            Total
                                 ---------------  ---------------  ---------------  ----------------

Partners' Equity (Deficit)
  at December 31, 1998                    ($141)      $6,217,905              $88        $6,217,852

Net Loss for the Three Months
  Ended March 31, 1999                     (123)         (12,161)               0           (12,284)
                                 ---------------  ---------------  ---------------  ----------------

Partners' Equity (Deficit)
  at March 31, 1999                       ($264)      $6,205,744              $88        $6,205,568
                                 ===============  ===============  ===============  ================






Partners' Equity (Deficit)
  at December 31, 1998                    ($155)      $6,084,088              $85        $6,084,018

Net Loss for the Three Months
  Ended March 31, 1999                     (123)         (12,198)               0           (12,322)
                                 ---------------  ---------------  ---------------  ----------------

Partners' Equity (Deficit)
  at March 31, 1999                       ($278)      $6,071,890              $85        $6,071,696
                                 ===============  ===============  ===============  ================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                               Three Months      Three Months
                                                   Ended            Ended
                                              March 31, 1999    March 31, 1998
                                                (Unaudited)      (Unaudited)
                                              --------------    --------------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                           ($12,322)         ($12,284)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                      4,581            (9,801)
                                                      4,581            (9,801)

 Net Cash Used for Operating Activities              (7,741)           (2,483)
                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                             8,000             4,345
                                              --------------    --------------
 Net Cash Provided by Financing Activities            8,000             4,345

 Increase (Decrease) in Cash
  and Cash Equivalents                                  257             1,862

Cash and Cash Equivalents at Beginning
 of Period                                            3,443               849
                                              --------------    --------------

Cash and Cash Equivalents at End of Period           $3,700            $2,711
                                              ==============    ==============

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year to end December 31, 2000.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On May 8, 2000, there were 774 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 8, 2000, the Partnership held all 145 acres of the Property.


                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Registrant had $3,700 on hand in the form of cash and cash equivalents. The Registrant has executed a note payable to the General Partner in the amount of $202,754. The general partner plans to continue to fund the operating cost of the Partnership through additional advances under the note. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2.       RESULTS OF OPERATIONS

The Registrant's net loss increased $38 from $12,284 for the first quarter ended March 31, 1999, to $12,322 for the same period in 2000.

Professional and legal fees decreased $200 from $6,665 for the three months ended March 31, 1999, to $6,465 for the three months ended March 31, 2000. General and administrative costs decreased by $629 due to SEC filing fees being paid in the second quarter of 2000 compared to similar fees having been paid in the first quarter of 1999. Interest expense increased $864 from $3,670 for the three months ended March 31, 1999 to $4,534 for the same period in 2000 due to the higher balance of the note payable to the general partner. All other expenses were comparable with the 1999 first quarter.


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

In December 1999, the Partnership entered into a contract to sell the property for approximately $6,660,000. However, on March 17, 2000, Crescent Resources, the potential purchaser, canceled the contract. Crosland Commercial continues to list the property for sale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the three months ended March 31, 2000.

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


DATE:   MAY 8, 2000
     ---------------------------