Form 10-Q
period 2000-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2000-08-14
CIK 853891

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

                    for Quarterly Period Ended JUNE 30, 2000
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

7,650 limited partnership units outstanding at August 8, 2000.

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999

                                                      June 30,
                                                        2000        December 31,
                                                     (Unaudited)        1999
                                                     -----------    -----------

     ASSETS:

Land Held for Sale                                   $ 6,450,000    $ 6,450,000
Cash and Cash Equivalents                                 (1,104)         3,443
Other                                                     39,493         39,493
                                                     -----------    -----------

                                                     $ 6,488,389    $ 6,492,936
                                                     ===========    ===========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                  $   223,326    $   214,164
Note Payable                                             202,754        194,754
                                                     -----------    -----------

                                                         426,080        408,918
                                                     -----------    -----------


Class A Limited Partners' Interest                     6,062,381      6,084,088
Subordinated Limited Partners' Interest                       85             85
General Partners' Interest                                  (157)          (155)
                                                     -----------    -----------

                                                       6,062,309      6,084,018
                                                     -----------    -----------

                                                     $ 6,488,389    $ 6,492,936
                                                     ===========    ===========

                   See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                         Three          Three           Six            Six
                                         Months         Months        Months          Months
                                         Ended          Ended          Ended          Ended
                                        June 30,       June 30,       June 30,       June 30,
                                          2000           1999          2000           1999
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------    -----------
INCOME:
  Interest Income                       $    43       $     19       $     61       $     42
                                        -------       --------       --------       --------
                                             43             19             61             42

EXPENSES:
  Property Taxes                             47             47             94             94
  Insurance Expense                         354            356            354            356
  Professional and Legal Fees             1,792          1,240          8,257          7,905
  General and Administrative Costs        2,700          2,953          3,997          4,878
  Interest Expense                        4,534          4,514          9,068          8,184
                                        -------       --------       --------       --------
                                          9,428          9,110         21,770         21,417
                                        -------       --------       --------       --------

NET LOSS                                ($9,385)      ($ 9,091)      ($21,709)      ($21,375)
                                        =======       ========       ========       ========


NET LOSS ALLOCATION:

General Partners                             (1)            (1)            (2)            (2)
Class A Limited Partners                 (9,384)        (9,090)       (21,707)       (21,373)
                                        -------       --------       --------       --------
                                        ($9,385)      ($ 9,091)      ($21,709)      ($21,375)
                                        =======       ========       ========       ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                        7,650          7,650          7,650          7,650
                                        -------       --------       --------       --------

NET LOSS PER CLASS A UNIT               ($ 1.23)      ($  1.19)      ($  2.84)      ($  2.79)
                                        =======       ========       ========       ========

                   See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                                   Subordinated
                                        General        Limited       Limited
                                        Partners       Partners      Partner          Total
                                        --------     -----------   ------------    -----------
Partners' Equity (Deficit)
  at December 31, 1998                   ($141)      $ 6,217,905       $88         $ 6,217,852

Net Loss for the Six Months
  Ended June 30, 1999                       (2)          (21,373)        0             (21,375)
                                         -----       -----------       ---         -----------

Partners' Equity (Deficit)
  at June 30, 1999                       ($143)      $ 6,196,532       $88         $ 6,196,477
                                         =====       ===========       ===         ===========

                                                                   Subordinated
                                        General        Limited       Limited
                                        Partners       Partners      Partner          Total
                                        --------     -----------   ------------    -----------
Partners' Equity (Deficit)
  at December 31, 1999                   ($155)      $ 6,084,088       $85         $ 6,084,018

Net Loss for the Six Months
  Ended June 30, 2000                       (2)          (21,707)        0             (21,709)
                                         -----       -----------       ---         -----------

Partners' Equity (Deficit)
  at June 30, 2000                       ($157)      $ 6,062,381       $85         $ 6,062,309
                                         =====       ===========       ===         ===========

                   See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                 Six Months        Six Months
                                                    Ended             Ended
                                                June 30, 2000     June 30, 1999
                                                 (Unaudited)       (Unaudited)
                                                -------------     -------------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                          ($21,709)         ($21,375)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                     9,162            19,534
                                                  --------          --------


 Net Cash Used for Operating Activities            (12,547)           (1,841)
                                                  --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                            8,000             4,345
                                                  --------          --------
 Net Cash Provided by Financing Activities           8,000             4,345

 Increase (Decrease) in Cash and Cash Equivalents   (4,547)            2,503

Cash and Cash Equivalents at Beginning
 of Period                                           3,443               849
                                                  --------          --------

Cash and Cash Equivalents at End of Period        ($ 1,104)         $  3,352
                                                  ========          ========

                   See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On August 8, 2000, there were 774 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of August 8, 2000, the Partnership held all 145 acres of the Property.

                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Registrant had overdrawn cash and cash equivalents by $1,104. The overdraft is temporary until the receipt of additional funding from the general partner. The Registrant has executed a note payable to the general partner in the amount of $202,754. The general partner plans to continue to fund the operating cost of the Partnership through additional advances under the note. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the property, if any.

2.       RESULTS OF OPERATIONS

The Registrant's net loss was $21,709 for the six months ended June 30, 2000 as compared to $21,375 for the six months ended June 30, 1999. The loss reflects higher legal fees paid in the course of reviewing offer to purchase contracts.

Professional and legal fees increased from $7,905 as of June 30, 1999, to $8,257 for the six months ended June 30, 2000. Legal fees are higher due to the fees incurred for review of documents pertaining to the proposed sale of the property. Slightly higher accounting fees were paid for the annual audit and tax returns in the first quarter of this year. General and administrative costs are down from $4,878 as of June 30, 1999, to $3,997 for the current six-month period. Interest expense increased from $8,184 for the six months ended June 30, 1999, to $9,068 for the six months ended June 30, 2000. This increase reflects interest paid on a higher principal balance. Taxes and insurance costs were comparable with the 1999 figures.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property is listed for sale at $8,866,000 in aggregate. In December 1999, the Partnership entered into a contract to sell the property for approximately $6,600,000. However, on March 17, 2000, Crescent Resources, the potential purchaser, canceled the contract.

         On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell approximately 97 acres of the land for approximately $4,165,000, which is $45,000 per acre (assuming that the total wetlands acreage does not exceed 6 acres). The potential purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the potential purchaser has 90 days from the date that the limited partners vote their majority agreement to the sale, to complete their due diligence. Limited partners have voted their majority as of this filing. Notice of limited partner majority vote approving the sale was given on August 7, 2000. The contract also includes the pruchase of approximately 97 acres of land owned by Interstate Land Investors I. A majority of the investors in that Partnership have approved the sale. The contract closing date is 30 days after completion of the due diligence period, making the probable closing date in early December 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EX-27    FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the six months ended June 30, 2000.




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


                                     INTERSTATE LAND INVESTORS II
                                     LIMITED PARTNERSHIP
                                     (REGISTRANT)



                                BY:  /s/J. CHRISTOPHER BOONE
                                     -------------------------------------------
                                     J. CHRISTOPHER BOONE
                                     ISC REALTY CORPORATION,
                                     GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                     OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                     REGISTRANT


DATE:  AUGUST 8, 2000