Form 10-Q
period 2000-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2000-11-20
CIK 853891

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

                  for Quarterly Period Ended SEPTEMBER 30, 2000
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

        7,650 limited partnership units outstanding at November 10, 2000

                    Page 1 of 9 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP


                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                     September 30,
                                                                          2000             December 31,
                                                                      (Unaudited)              1999
                                                                   -------------------   ------------------

     ASSETS:

Land Held for Sale                                                         $6,450,000           $6,450,000
Cash and Cash Equivalents                                                       5,485                3,443
Other                                                                          39,493               39,493
                                                                   -------------------   ------------------

                                                                           $6,494,977           $6,492,936
                                                                   ===================   ==================




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                                           229,285             $214,164
Note Payable                                                                  212,754              194,754
                                                                   -------------------   ------------------

                                                                              442,039              408,918
                                                                   -------------------   ------------------



Class A Limited Partners' Interest                                          6,053,011            6,084,088
Subordinated Limited Partners' Interest                                            85                   85
General Partners' Interest                                                       (158)                (155)
                                                                   -------------------   ------------------

                                                                            6,052,938            6,084,018
                                                                   -------------------   ------------------

                                                                           $6,494,977           $6,492,936
                                                                   ===================   ==================

            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS


                                                      Three              Three               Nine               Nine
                                                      Months             Months             Months             Months
                                                      Ended              Ended              Ended              Ended
                                                  September 30,      September 30,      September 30,      September 30,
                                                       2000               1999               2000               1999
                                                   (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                 -----------------  -----------------  -----------------  -----------------

INCOME:
  Interest Income                                             $43                $38               $103                $80
                                                 -----------------  -----------------  -----------------  -----------------
                                                               43                 38                103                 80

EXPENSES:
  Property Taxes                                                0                  0                 94                 94
  Insurance Expense                                             0                  0                354                356
  Professional and Legal Fees                                 256                 32              8,513              7,937
  General and Administrative Costs                          3,198              1,527              7,195              6,404
  Interest Expense                                          5,959              5,376             15,027             13,560
                                                 -----------------  -----------------  -----------------  -----------------
                                                            9,413              6,934             31,183             28,351

NET LOSS                                                  ($9,370)           ($6,896)          ($31,080)          ($28,271)
                                                 =================  =================  =================  =================


NET LOSS ALLOCATION:

General Partners                                              ($1)               ($1)               ($3)               ($3)
Class A Limited Partners                                   (9,369)            (6,896)           (31,077)           (28,269)
                                                 -----------------  -------------------------------------------------------
                                                           (9,370)            (6,896)           (31,080)           (28,271)
                                                 =================  =======================================================



CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                          7,650              7,650              7,650              7,650
                                                 -----------------  -----------------  -----------------  -----------------

NET LOSS PER CLASS A UNIT                                  ($1.22)            ($0.90)            ($4.06)            ($3.70)
                                                 =================  =================  =================  =================

            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)


                                                                                      Subordinated
                                                     General          Limited           Limited
                                                    Partners          Partners          Partner           Total
                                                 ---------------- ----------------- ---------------- -----------------

Partners' Equity (Deficit)
  at December 31, 1998                                     ($141)       $6,217,905              $88        $6,217,852

Net Loss for the Nine Months
  Ended September 30, 1999                                    (3)          (28,269)               0           (28,271)
                                                 ---------------- ----------------- ---------------- -----------------


Partners' Equity (Deficit)
  at September 30, 1999                                    ($144)       $6,189,636              $88        $6,189,581
                                                 ================ ================= ================ =================




Partners' Equity (Deficit)
  at December 31, 1999                                     ($155)       $6,084,088              $85        $6,084,018

Net Loss for the Nine Months
  Ended September 30, 2000                                    (3)          (31,077)               0           (31,080)
                                                 ---------------- ----------------- ---------------- -----------------


Partners' Equity (Deficit)
  at September 30, 2000                                    ($158)       $6,053,011              $85        $6,052,938
                                                 ================ ================= ================ =================

            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                    Nine Months            Nine Months
                                                                       Ended                  Ended
                                                                   September 30,          September 30,
                                                                       2000                    1999
                                                                    (Unaudited)            (Unaudited)
                                                                 ------------------     -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                                  ($31,080)               ($28,271)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Property Taxes Payable                                             94                      94
 Increase in Accrued Liabilities                                            15,027                   5,883
                                                                 ------------------     -------------------

 Net Cash Used for Operating Activities                                    (15,959)                (22,294)
                                                                 ------------------     -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                                   18,000                   4,345
                                                                 ------------------     -------------------

 Net Cash Provided by Financing Activities                                  18,000                   4,345
                                                                 ------------------     -------------------

 Increase in Cash and Cash Equivalents                                       2,042                     413

Cash and Cash Equivalents at Beginning
 of Period                                                                   3,443                     849
                                                                 ------------------     -------------------

Cash and Cash Equivalents at End of Period                                  $5,485                  $1,262
                                                                 ==================     ===================

            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year to end December 31, 2000.


2.   ORGANIZATION

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 10, 2000, there were 775 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of September 30, 2000, the Partnership held all 145 acres of the Property.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Registrant had $5,485 on hand in the form of cash and cash equivalents. The Registrant increased its funding available under its note payable to the General Partner to $212,754. This note will provide any additional funds needed for working capital and will extend through the term of the partnership, accruing interest at prime plus one percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the property.

2.   RESULTS OF OPERATIONS

For the nine months ended September 30, 2000, the Partnership reported a net loss of $31,080 as compared to a net loss of $28,271 for the nine months ended September 30, 1999.

The Registrant incurred total expenses of $31,183 for the nine month period, compared to $28,351 for the same period in 1999. Interest expense accrued on the higher balance of the note payable was up $1,467 from the same period in 1999. General and administrative expenses were up $791 for the nine months ended September 30, 2000 from the same period in 1999, which reflects the cost of ballot mailings and property appraisal costs. Professional and legal expenses increased by $576 for the nine months ended September 30, 2000. Legal fees are higher due to the fees incurred for review of documents pertaining to the proposed sale of the property.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On July 10, 2000, ballots were sent to the limited partners requesting their vote in favor of the proposed sale of the property to Greenfield Development Company, LLC. A majority of the limited partners voted their approval of the proposed sale.

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

On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell approximately 97 acres of the land for approximately $4,165,000, which is $45,000 per acre (assuming that the total wetlands acreage does not exceed 6 acres). The potential purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the potential purchaser has 90 days from the date that the limited partners vote their majority agreement to the sale, to complete their due diligence. Limited partners have voted their majority as of this filing. Notice of limited partner majority vote approving the sale was given on August 7, 2000. The contract also includes the purchase of approximately 97 acres of land owned by Interstate Land Investors I. A majority of the investors in that Partnership have approved the sale. The contract closing date is 30 days after completion of the due diligence period, which would have made the probable closing date on December 6, 2000. However, Greenfield has requested two 90-day extension periods, with additional earnest money being deposited for each extension, making the first possible new closing date March 6, 2001, and, if necessary, the second possible closing date June 6, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EX-27             FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the nine months ended September 30, 2000.

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

Date:    November 17, 2000
         -----------------