Form 10-K405
period 2000-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2001-04-02
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
For the transition period from _______________ to _______________

Commission File Number 33-30312
                       --------

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                        56-1669199
-------------------------                   ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina                           28202
-------------------------------------------                         ----------
(Address of principal executive offices)                            (Zip Code)


        Registrant's telephone number, including area code (704) 379-9164
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                   ------

        Securities Registered Pursuant to Section 12(g) of the Act: NONE
                                                                   ------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X   No
     -----    ---


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

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date

              7,650 limited partnership units as of March 22, 2001

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 12 sequentially numbered pages

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

         The General Partner currently serves as general partner in over 5 public and private partnerships, which currently own various types of real property. None of the prior partnerships sponsored by the General Partner or its affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partner or its affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partner and its affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

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

         As of December 31, 2000, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partner performed services for the Registrant during the year.

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

         In June 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell 97 acres of the 145 acres unimproved land for approximately $4,150,000. The potential purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the potential purchaser had until November 6, 2000, to complete their due diligence, however, Greenfield requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit is necessary to allow the proposed development. An additional $25,000 earnest money was deposited with the title agency for the first extension and $50,000 was deposited for the second extension. The first extension expired on March 6, 2001, making the earliest possible closing date June 6, 2001. Crosland Commercial continues to list the property for sale and should the Greenfield sale be consummated, will continue to market the remaining approximate 48 acres.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In June 2000, an official ballot was sent to the Limited Partners requesting that they vote their "Approval" or "Disapproval" for the proposed sale of the property. Results of this ballot indicated 63% in favor of the proposed sale.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resale of Units since the Initial Closing on November 3, 1989. As of March 22, 2001, 776 persons were record owners of 7,650 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                           Year ended        Year ended       Year ended        Year ended        Year ended
                          December 31,      December 31,     December 31,      December 31,      December 31,
                              2000              1999              1998              1997              1996
                           ---------         ---------         ---------         ---------         ---------
Interest and Other         $   3,056         $   2,356         $   2,392         $   2,248         $   2,193
 Income
Property write-down                0            84,310                 0                 0                 0
Expenses                      57,177            51,880            52,506            44,332            46,116
                           ---------         ---------         ---------         ---------         ---------
Net Loss                     (54,121)         (133,834)          (50,114)          (42,084)          (43,923)
                           =========         =========         =========         =========         =========
Net Loss Allocated
 to Class A limited
 partners                    (54,121)         (133,817)          (50,108)          (42,079)          (43,918)
                           =========         =========         =========         =========         =========
Net Loss Per
 Class A limited
 partnership unit          $   (7.07)        $  (17.49)        $   (6.55)        $   (5.50)        $   (5.68)
                           =========         =========         =========         =========         =========

SELECTED BALANCE SHEET DATA

                        December 31,      December 31,      December 31,      December 31,      December 31,
                            2000               1999             1998              1997              1996
                         ----------        ----------        ----------        ----------        ----------
Total Assets             $6,494,010        $6,492,936        $6,572,386        $6,569,272        $6,567,152
Total Liabilities           464,113           408,918           354,534           301,306           257,102
                         ----------        ----------        ----------        ----------        ----------
Partner's Capital        $6,029,897        $6,084,018        $6,217,852        $6,267,966        $6,310,050
                         ==========        ==========        ==========        ==========        ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 2000, the Registrant had $1,649 cash and cash equivalents on hand. Until the Registrant disposes of the Property, its only sources of additional capital are loans. The Registrant's ability to maintain cash adequate to meet its needs will be dependent upon the availability of financing and successful operations of its real estate investment. The General Partner anticipates that any future funds necessary for the operations of the Partnership will be provided by ISCR. As of May 23, 1995, the General Partner, ISCR, entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. In July of 1998, the line of credit amount was increased to $175,000 and in August of 1999, the amount was increased to $250,000. In accordance with the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. The balance of the note plus accrued interest at December 31, 2000, is $289,462.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

         The Registrant's net loss decreased to $54,121 for the year ended December 31, 2000, compared with $133,834 for the year ended December 31, 1999. The majority of this improvement is attributable to the $84,310 property write-down in 1999.

         Legal fees increased by $1,477 to $3,549 in 2000 due to the review of the purchase contract. Interest expense increased $2,842 to $20,986. This higher expense was due to the increased borrowings under the note to ISCR during 2000. General and administrative expense increased $1,364 to a total of $19,697.

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

         There were no disagreements concerning the December 31, 2000, financial statements.


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

      Information as to ISCR, the current Managing General Partner, is as follows:


                                            Information About Directors
Name                                          and Executive Officers
----                                        ---------------------------

J. Christopher Boone        Director and President of ISCR. He is 42 years old.

Robert B. McGuire           Treasurer of ISCR. He is 53 years old.

Michael D. Hearn            Director and Secretary of ISCR. He is 49 years old.

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


ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 22, 2001, Begley-Hall owned 6.87% of the limited partnership interests.

         As of March 22, 2001, none of the individual directors and officers of the General Partner had subscribed for Units.

                                                         Amount and
                                                          Nature of
                                                         Beneficial
Partner Type                     Name & Address           Ownership     Class
------------                     --------------          ----------     -----
Subordinated Limited         ISC Realty Corporation          $100        100%
General Partner              ISC Realty Corporation             0        100%
Class A Limited Partner      ISC Realty Corporation           100        <.1%
Class A Limited Partner      ISC Realty Corporation       150,000        2.0%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2000, there were no related party transactions in excess of $60,000.

         During the year ended December 31, 2000, ISCR earned $16,209 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. ISCR is entitled to receive an annual administrative fee equal to 0.25% of the cost of the Property. However, the payment of such administrative fee is deferred until sale of the Property and return to the investors of their invested capital plus the preferred return. The deferred portion of this fee may accrue interest at an interest rate of prime plus 1%.

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

                                            INTERSTATE LAND INVESTORS II
                                            A NORTH CAROLINA LIMITED PARTNERSHIP

                                            BY:      ISC REALTY CORPORATION
                                                     GENERAL PARTNER




                                            BY:      /S/ J. CHRISTOPHER BOONE
                                                     ------------------------
                                                     J. CHRISTOPHER BOONE
                                                     PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                       Signature                Title                   Date
                       ---------                -----                   ----



J. Christopher Boone                                             March 22, 2001
---------------------------------                                --------------
/S/ J. Christopher Boone               Director and
                                       President of
                                       ISC Realty
                                       Corporation



/S/Michael D. Hearn                                              March 22, 2001
-------------------                                              --------------
Michael D. Hearn                       Director and
                                       Secretary of
                                       ISC Realty
                                       Corporation

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998




                           FAULKNER AND THOMPSON, P.A.

                          CERTIFIED PUBLIC ACCOUNTANTS

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



                                                                       PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................1

BALANCE SHEETS............................................................2

STATEMENTS OF OPERATIONS..................................................3

STATEMENT OF PARTNERS' CAPITAL............................................4

STATEMENTS OF CASH FLOWS..................................................5

NOTES TO FINANCIAL STATEMENTS.............................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors II, Limited Partnership
Charlotte, North Carolina

               We have audited the balance sheets of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with U.S. generally accepted accounting principles.

               As discussed in Note 2, the general partner has entered into a contract to sell a substantial portion of their unimproved land held for sale. This sale, if consummated, will occur in the first or second quarter of the year 2001.





Charlotte, North Carolina
February 2, 2001

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,



                                                                                2000                      1999
                                                                       -----------------         -----------------


                                                      ASSETS


Unimproved land held for sale                                          $       6,450,000         $       6,450,000
Cash and cash equivalents                                                          1,649                     3,443
Accounts receivable - related party                                               17,427                    17,427
Interest receivable - related party                                               24,934                    22,066
                                                                         ---------------           ---------------

                                                                       $       6,494,010         $       6,492,936
                                                                        ================          ================



                                         LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
     Line-of-credit payable - related party                            $         175,000         $         175,000
     Advance from related party                                                   37,754                    19,754
     Administrative fees payable - related party                                 174,651                   158,442
     Interest payable - related party                                             76,708                    55,722
                                                                         ---------------           ---------------
                                                                                 464,113                   408,918
                                                                         ---------------           ---------------

PARTNERS' CAPITAL
     Class A limited partners' interest
         (authorized, 9,588 units; issued
         and outstanding, 7,650 units)                                         6,029,973                 6,084,088
     Subordinated limited partner's interest                                          84                        85
     General partners' capital deficiency                              (             160 )       (             155)
                                                                         ---------------           ---------------
                                                                               6,029,897                 6,084,018
                                                                         ---------------           ---------------

                                                                       $       6,494,010         $       6,492,936
                                                                        ================          ================


                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE YEARS ENDED DECEMBER 31,



                                                                     2000                 1999                 1998
                                                                 -----------          -----------          ------------

INCOME
    Interest                                                    $      3,056         $      2,356         $       2,392
                                                                 -----------          -----------          ------------

OPERATING EXPENSES
    Professional fees                                                 16,297               15,214                14,886
    Property tax                                                         197                  189                   187
    Interest expense                                                  20,986               18,144                15,550
    General and administrative                                        19,697               18,333                21,883
    Write-down of land held for sale                                       -               84,310                     -
                                                                 -----------          -----------          ------------
                                                                      57,177              136,190                52,506
                                                                  ----------           ----------           -----------

           Net loss                                             $(    54,121 )       $(   133,834 )       $(     50,114 )
                                                                  ==========            =========            ==========

NET LOSS ALLOCATED TO
    Class A limited partners                                    $(    54,115 )       $(   133,817 )       $(     50,108 )
    Subordinated limited partner                                 (         1 )        (         3 )        (          1 )
    General partners                                             (         5 )        (        14 )        (          5 )
                                                                   ---------             --------             ---------

                                                                $(    54,121 )       $(   133,834 )       $(     50,114 )
                                                                  ==========            =========            ==========

Weighted average Class A limited
    partnership units outstanding                                      7,650                7,650                 7,650
                                                                  ==========            =========            ==========

Net loss per weighted average Class A
    limited partnership unit                                    $(      7.07 )       $(     17.49 )       $(       6.55 )
                                                                  ==========            =========            ==========

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' CAPITAL FOR THE
               THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                    SUBORDINATED
                                                CLASS A LIMITED PARTNERS        ---------------------
                                               -------------------------        LIMITED       GENERAL
                                                UNITS            AMOUNT         PARTNER       PARTNERS             TOTAL
                                               -------       -----------        -------       --------          ------------

Partners' capital (deficiency) -
    January 1, 1998                              7,650    $    6,268,013       $      89    $(     136 )      $    6,267,966

Net loss, year ended
    December 31, 1998                               -      (      50,108 )      (      1 )   (       5 )      (       50,114 )
                                               -------       -----------          ------       -------          ------------

Partners' capital (deficiency) -
    December 31, 1998                            7,650         6,217,905              88     (     141 )           6,217,852

Net loss, year ended
    December 31, 1999                               -      (     133,817 )      (      3 )   (      14 )      (      133,834 )
                                               -------       -----------          ------       -------          ------------

Partners' capital (deficiency) -
    December 31, 1999                            7,650         6,084,088              85    (      155 )           6,084,018

Net loss, year ended
    December 31, 2000                                -     (      54,115 )      (      1 )   (       5 )       (      54,121 )
                                               -------       -----------          ------       -------           -----------

Partners' capital (deficiency) -
    December 31, 2000                            7,650    $    6,029,973       $      84    $(     160 )      $    6,029,897
                                               =======     =============        ========      ========         =============

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,



                                                                       2000                  1999                 1998
                                                                  -----------             ---------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $(     54,121 )       $(    133,834 )      $(     50,114 )
    Adjustments to reconcile net loss to net cash
        used for operating activities
           Write-down of land held for sale                                 -                84,310                    -
           Increase in interest receivable - related party      (       2,868 )         (     2,266 )        (     2,265 )
           Increase in accrued liabilities - related party             37,195                30,285               24,904
                                                                  -----------             ---------           ----------

                Net cash used for operating activities          (      19,794 )         (    21,505 )        (    27,475 )
                                                                 ------------             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in line-of-credit - related party                         18,000                24,099               28,324
                                                                  -----------             ---------           ----------

                Net increase (decrease) in cash and cash
                  equivalents                                   (       1,794 )               2,594                  849

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                             3,443                   849                    -
                                                                  -----------             ---------           ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $       1,649         $       3,443        $        849
                                                                 ============          ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION

        Interest expense paid                                   $          -          $       4,069        $       6,855
                                                                 ============          ============         ============

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

           Interstate Land Investors II, Limited Partnership (the Partnership) is a North Carolina limited partnership formed on July 26, 1989, to acquire for investment, hold for appreciation and ultimately dispose of, without substantial improvements, undeveloped land in York County, South Carolina. The Partnership acquired 97 acres of such land in November 1989 and an additional 48 acres in November 1990. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

           Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation
           (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing partners. In November 1991 PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. In December 1993, upon the approval of 67% of the Class A limited partners' interest and upon meeting certain conditions in the partnership agreement, the partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. The property was to be sold by November 1994, or at that time Mr. Allen would agree to either (i) purchase the property from the Partnership on such date at the purchase price or, (ii) elect not to purchase the property at the purchase price but instead forfeit his right to receive subordinated returns, withdraw as a general partner and transfer his general partnership interest to ISCR. In 1997 Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by the transfer of his interest and PII's interest to ISCR.

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

        CASH EQUIVALENTS

           For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Partnership's cash consisted of monies deposited through Wachovia Securities, Inc. (a related company to ISCR) in a money market fund.

        UNIMPROVED LAND HELD FOR SALE

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

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        UNIMPROVED LAND HELD FOR SALE, CONTINUED

          During 2000, the Partnership entered into a contract to sell its primary asset, unimproved land. This proposed sale would be for 97 of the Partnership's 145 acres of unimproved land.

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

        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value.

              Cash, Cash Equivalents, Receivables, Accounts Payable and Accrued
                   Expenses - The carrying amount approximates fair value because of the short-term nature of these instruments.

              Line-of-Credit Payable - In the general partner's opinion, the fair value of the Partnership's long-term debt approximates its carrying value.

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

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


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

        POTENTIAL SALE

          During the second quarter of 2000, the Partnership entered into a contract to sell 97 of the Partnership's 145 acres of unimproved land for approximately $4,150,000. Under the terms of the contract, the purchaser had until November 6, 2000 to complete their due diligence. However, the potential purchaser requested two 90-day extensions of the closing date to provide them time to obtain a wetland permit from the U.S. Corp of Engineers which is necessary to allow the development proposed by the purchaser of the property. The purchaser deposited $50,000 earnest money with the title agency upon the signing of the contract and an additional $25,000 earnest money with the first extension. An additional $50,000 earnest money must be deposited with the title agency should they require a second extension. The contract closing date is thirty days after completion of their due diligence making the first possible closing date March 6, 2001, and if necessary, the second possible closing date June 6, 2001.


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

        At December 31, 2000 and 1999, the Partnership had an accounts receivable from PII of $17,427 plus accrued interest receivable of $24,934 and $22,066, respectively, related to the reimbursement of certain costs incurred in connection with organizing the Partnership and with organization of the property. In connection with the consent entered into during November 1991 (see Note 1), the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS, CONTINUED

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

        The Partnership incurred expense of approximately $16,200 in 2000, 1999 and 1998 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations.

        See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.

        The Partnership has the same general partners of and owns land adjacent to Interstate Land Investors I, Limited Partnership (Interstate I). The property owned by Interstate I is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships.


NOTE 5 - LINE-OF-CREDIT FROM RELATED PARTY

        On May 23, 1995, the Partnership obtained a line-of-credit from ISCR to utilize as needed. Interest is charged on this line-of-credit at 2% above the announced prime lending rate of Bank of America, resulting in a rate of 11.5%, 10.25% and 9.75% at December 31, 2000, 1999 and 1998,
        respectively. ISCR has received a mortgage and assignment of rents and leases on the property as security. Interest shall accrue on this line-of-credit and shall be paid along with the outstanding principal balance on the earlier of:

         o Sale or disposition of all or any portion or part of the property securing the mortgage instrument;

         o the date ISCR is removed as managing general partner of the Partnership; or

         o        the date the Partnership terminates its legal existence.

        This agreement with ISCR requires that the Partnership comply with certain covenants, which are not financial in nature.

        During the years ended December 31, 2000, 1999 and 1998, interest expense of $0, $4,069 and $6,855, respectively, was paid to ISCR.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

       A reconciliation of financial statement net loss and taxable loss is as follows:

                                                      2000                 1999                1998
                                                --------------        ------------        ------------

Financial statement net loss                    $(     54,121 )       $(  133,834 )       $(   50,114 )
Less:   Temporary non-taxable
           income from related  party            (      2,868 )        (    2,266 )        (    2,266 )
Plus:   Temporary non-deductible
           expenses to related party                   37,195              30,284              24,904
Plus:   Write-down of land held for
           sale                                             -              84,310                   -
                                                --------------        ------------        ------------

    Taxable loss                                $(     19,794 )       $(   21,506 )       $(   27,476 )
                                                  ===========            ========            ========