Form 10-Q
period 2001-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2001-05-11
CIK 853891

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

                    for Quarterly Period Ended March 31, 2001
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

7,650 limited partnership units outstanding at May 9, 2001

                    Page 1 of [8] Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2001, AND DECEMBER 31, 2000

                                                                 March 31,
                                                                    2001              December 31,
                                                                (Unaudited)               2000
                                                               ---------------      ----------------
     ASSETS:


Land Held for Sale                                                 $6,450,000             $6,450,000
Cash and Cash Equivalents                                               5,220                  1,649
Other                                                                  42,362                 42,362
                                                                   ----------             ----------

                                                                   $6,497,582             $6,494,010
                                                                   ==========             ==========




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                                   257,384                251,359
Note Payable                                                          227,755                212,754
                                                                   ----------             ----------

                                                                      485,139                464,113
                                                                   ----------             ----------


Class A Limited Partners' Interest                                  6,012,693              6,029,973
Subordinated Limited Partners' Interest                                    84                     84
General Partners' Interest                                               (335)                  (160)
                                                                   ----------             ----------

                                                                    6,012,443              6,029,897
                                                                   ----------             ----------

                                                                   $6,497,582             $6,494,010
                                                                   ==========             ==========

                 See Notes to Consolidated Financial Statements

                     INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            Condensed Statements of Operations

                                                        Three                    Three
                                                        Months                  Months
                                                        Ended                    Ended
                                                      March 31,                March 31,
                                                         2001                    2000
                                                     (Unaudited)              (Unaudited)
                                                    --------------          ---------------
INCOME:
  Interest Income                                         $     35                 $     18
                                                          --------                 --------
                                                                35                       18

EXPENSES:
  Professional and Legal Fees                                8,604                    6,465
  Property Tax Expense                                          38                       47
  General and Administrative Costs                           2,870                    1,296
  Interest Expense                                           5,979                    4,534
                                                          --------                 --------
                                                          $ 17,490                 $ 12,342
                                                          --------                 --------

NET LOSS                                                   (17,454)                 (12,324)
                                                          ========                 ========


NET LOSS ALLOCATION:

General Partners                                              (175)                    (123)
Class A Limited Partners                                   (17,280)                 (12,201)
                                                          --------                 --------
                                                          ($17,454)                ($12,324)
                                                          ========                 ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                           7,650                    7,650
                                                          --------                 --------

NET LOSS PER CLASS A UNIT                                   ($2.26)                  ($1.59)
                                                          ========                 ========

                 See Notes to Consolidated Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (Unaudited)

                                                                    Subordinated
                                    General          Limited          Limited
                                    Partners         Partners         Partner            Total
                                 --------------   --------------   --------------   ---------------
Partners' Equity (Deficit)
  at December 31, 1999                    ($155)      $6,084,088             $ 85        $6,084,018

Net Loss for the Three Months
  Ended March 31, 2000                     (123)         (12,201)               0           (12,324)
                                         ------       ----------             ----        ----------

Partners' Equity (Deficit)
  at March 31, 2000                       ($278)      $6,071,887             $ 85        $6,071,694
                                         ======       ==========             ====        ==========






Partners' Equity (Deficit)
  at December 31, 2000                    ($160)      $6,029,973              $84        $6,029,897

Net Loss for the Three Months
  Ended March 31, 2001                     (175)         (17,280)               0           (17,454)
                                         -------      ----------             ----        ----------

Partners' Equity (Deficit)
  at March 31, 2001                       ($335)      $6,012,693             $ 84        $6,012,443
                                         =======      ==========             ====        ==========


                 See Notes to Consolidated Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                    Three Months                Three Months
                                                                        Ended                      Ended
                                                                   March 31, 2001              March 31, 2000
                                                                     (Unaudited)                (Unaudited)
                                                                 -------------------        --------------------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                                    ($17,454)                   ($12,322)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                                               6,026                       4,581
                                                                           ---------                   ---------


 Net Cash Used for Operating Activities                                      (17,454)                     (7,741)
                                                                           ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                                     15,001                       8,000
                                                                           ---------                   ---------
 Net Cash Provided by Financing Activities                                    15,001                       8,000

 Increase (Decrease) in Cash and Cash Equivalents                              3,571                         257

Cash and Cash Equivalents at Beginning
 of Period                                                                     1,649                       3,443
                                                                           ---------                   ---------

Cash and Cash Equivalents at End of Period                                    $5,220                      $3,700
                                                                           =========                   =========


                 See Notes to Consolidated Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year to end December 31, 2001.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On May 8, 2001, there were 776 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 10, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds 48 of the remaining acres of the Property.



                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Liquidity and Capital Resources

As of March 31, 2001, the Registrant had $5,220 on hand in the form of cash and cash equivalents. The Registrant has executed a note payable to the General Partner in the amount of $227,755. The general partner plans to continue to fund the operating cost of the Partnership through additional advances under the note. The note will extend through the term of the partnership and accrue interest at prime plus two percent.

Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources on the property.

2.       Results of Operations

The Registrant's net loss increased $12,324 for the first quarter ended March 31, 2000, to $17,454 for the same period in 2001.

Professional and legal fees increased $6,465 for the three months ended March 31, 2000, to $8,604 for the three months ended March 31, 2001. This increase is due to the legal work on the contract for the sale of the property. General and administrative costs increased to $2,870 compared to $1,296 for the first quarter of 2000. This increase is due to a higher cost of database maintenance and the outsourcing to the same firm of the partnership transfer process. Interest expense increased from $4,534 for the three months ended March 31, 2000 to $5,979 for the same period in 2001 due to the higher balance of the note payable to the general partner. All other expenses were comparable with the 2000 first quarter.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submissions of Matters to a vote of Securities Holders

         None.

Item 5. Other Information.

In June 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell 97 acres of the 145 acres unimproved land. The potential purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the potential purchaser had until November 6, 2000, to complete their due diligence, however, Greenfield requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit is necessary to allow the proposed development. An additional $25,000 earnest money was deposited with the title agency for the first extension and $50,000 was deposited for the second extension. The first extension expired on March 6, 2001. On May 10, 2001, Greenfield purchased 97 acres of the property for $4,338,360, which subsequent cash distribution will equate to approximately $450 per limited partner unit. We will continue to market the remaining approximate 48 acres for sale.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits None

         (b) Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the three months ended March 31, 2001.

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


                               INTERSTATE LAND INVESTORS II
                               LIMITED PARTNERSHIP
                               (Registrant)



                             BY:    /s/J. Christopher Boone
                                ----------------------------------------------
                                    J. Christopher Boone
                                    ISC Realty Corporation,
                                    General Partner and Principal Executive
                                    Officer, Principal Financial Officer of the
                                    Registrant


DATE:         May 8, 2001
     ----------------------------