Form 10-Q
period 2001-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2001-08-14
CIK 853891

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

                    for Quarterly Period Ended JUNE 30, 2001
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

7,650 limited partnership units outstanding at August 11, 2000.

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 2001, AND DECEMBER 31, 2000

                                                         June 30,
                                                           2001            December 31,
                                                        (Unaudited)            2000
                                                        -----------         -----------

     ASSETS:

Land Held for Sale                                      $ 2,120,520         $ 6,450,000
Cash and Cash Equivalents                                   127,624               1,649
Other                                                             0              42,362
                                                        -----------         -----------

                                                        $ 2,248,144         $ 6,494,010
                                                        ===========         ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                     $         0         $   251,359
Note Payable                                                      0             212,754
                                                        -----------         -----------

                                                                  0             464,113
                                                        -----------         -----------


Class A Limited Partners' Interest                        2,248,598           6,029,973
Subordinated Limited Partners' Interest                          84                  84
General Partners' Interest                                     (538)               (160)
                                                        -----------         -----------

                                                          2,248,144           6,029,897
                                                        -----------         -----------

                                                        $ 2,248,144         $ 6,494,010
                                                        ===========         ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS


                                             Three               Three               Six                 Six
                                             Months              Months             Months              Months
                                             Ended               Ended              Ended               Ended
                                            June 30,            June 30,           June 30,            June 30,
                                              2001               2000                2001                2000
                                          (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                          -----------         -----------         -----------         -----------

INCOME:
  Sale of RealEstate                        4,338,360                   0           4,338,360                   0
  Interest Income                         $     7,021         $        43         $     7,056         $        61
                                          -----------         -----------         -----------         -----------
                                            4,345,381                  43           4,345,416                  61

EXPENSES:
  Property Taxes                                    0                  47                  38                  94
  Insurance Expense                               263                 354                 263                 354
  Professional and Legal Fees                   4,045               1,792              12,649               8,257
  Cost of Real Estate Sale                  4,623,774                   0           4,623,774                   0
  General and Administrative Costs              4,541               2,700               7,411               3,997
  Interest Expense                              9,081               4,534              15,060               9,068
                                          -----------         -----------         -----------         -----------
                                            4,641,704               9,428           4,659,194              21,770
                                          -----------         -----------         -----------         -----------

NET LOSS                                  ($  296,323)        ($    9,385)        ($  313,778)        ($   21,709)
                                          ===========         ===========         ===========         ===========


NET LOSS ALLOCATION:

General Partners                                  (30)                 (1)                (31)                 (2)
Class A Limited Partners                     (296,294)             (9,384)           (313,747)            (21,707)
                                          -----------         -----------         -----------         -----------
                                          ($  296,323)        ($    9,385)        ($  313,778)        ($   21,709)
                                          ===========         ===========         ===========         ===========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                              7,650               7,650               7,650               7,650
                                          -----------         -----------         -----------         -----------

NET LOSS PER CLASS A UNIT                 ($    38.73)        ($     1.23)        ($    41.01)        ($     2.84)
                                          ===========         ===========         ===========         ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (Unaudited)


                                                                           Subordinated
                                     General             Limited             Limited
                                     Partners            Partners            Partner             Total
                                   -----------         -----------         -----------        -----------

Partners' Equity (Deficit)
  at December 31, 1999             ($      155)        $ 6,084,088         $        85        $ 6,084,018

Net Loss for the Six Months
  Ended June 30, 2000                       (2)            (21,707)                  0            (21,709)
                                   -----------         -----------         -----------        -----------

Partners' Equity (Deficit)
  at June 30, 2000                 ($      157)        $ 6,062,381         $        85        $ 6,062,309
                                   ===========         ===========         ===========        ===========



Partners' Equity (Deficit)
  at December 31, 2000             ($      160)        $ 6,029,973         $        84        $ 6,029,897

Net Loss for the Six Months
  Ended June 30, 2001                      (31)           (313,747)                  0           (313,778)
Less Cash Distributions                   (347)         (3,467,628)                  0         (3,467,975)
                                   -----------         -----------         -----------        -----------

Partners' Equity (Deficit)
  at June 30, 2001                 ($      538)        $ 2,248,598         $        84        $ 2,248,144
                                   ===========         ===========         ===========        ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                          Six Months          Six Months
                                                            Ended               Ended
                                                        June 30, 2001       June 30, 2000
                                                         (Unaudited)         (Unaudited)
                                                         -----------         -----------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                 ($  313,778)        ($   21,709)

Adjustments to reconcile net loss to net
 cash used for operations:
 Decrease(Increase) in Accounts Receivable                    17,427                   0
 (Decrease)Increase in Accrued Liabilities                   (76,708)              9,162
                                                         -----------         -----------

 Net Cash Used for Operating Activities                     (373,059)            (12,547)
                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Real Estate                                      4,329,479                   0
  Decrease in Interest Receivable                             24,934                   0
                                                         -----------         -----------

Net Cash Provided by Investing Activities                  4,354,413                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Limited Partners                        (3,467,974)                  0
 (Decrease)Increase in Note Payable                         (387,405)              8,000
                                                         -----------         -----------
 Net Cash Provided by Financing Activities                (3,855,379)              8,000

 Increase (Decrease) in Cash and Cash Equivalents            125,975              (4,547)
                                                         -----------         -----------

Cash and Cash Equivalents at Beginning
 of Period                                                     1,649               3,443
                                                         -----------         -----------

Cash and Cash Equivalents at End of Period               $   127,624         ($    1,104)
                                                         ===========         ===========

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On August 11, 2001, there were 776 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in the remaining 48 acres out of the original 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 11, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds 48 of the remaining acres of the Property which it continues to market for sale.


                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Registrant had cash on hand of $127,624. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the property, if any.

On May 11, 2001, the Partnership sold 96.9 acres of the property to Greenfield Development Company LLC. The gross sale price of the facility was $4,338,360. A portion of the sale proceeds in the amount of $313,543 was used to pay debts to the General Partner. Closing costs and pro-rations incurred at settlement totaled $447,609 leaving net cash proceeds to the partnership of $3,577,208. On June 14, 2001, a .33 acre right-of-way was purchased by South Carolina Dept. of Transportation for $15,000.

On June 29, 2001, a distribution of $3,467,975 (representing $453 per unit) was distributed to the limited partners.

2.       RESULTS OF OPERATIONS

The Registrant's net loss was $313,747 for the six months ended June 30, 2001 as compared to $21,707 for the six months ended June 30, 2000. The loss reflects closing costs and legal fees paid to close the sale of the property.

Professional and legal fees increased from $8,257 as of June 30, 2001, to $12,649 for the six months ended June 30, 2000. These fees are higher due to the fees incurred for review of documents pertaining to the sale of the property. Closing costs from the sale of the property totaled $447,609. General and administrative costs were up from $3,997 as of June 30, 2000, to $7,411 for the current six-month period. The increase is due to database maintenance fees. Interest expense increased from $9,068 for the six months ended June 30, 2000, to $15,060 for the six months ended June 30, 2001. This increase reflects interest paid on a higher principal balance. All other expenses were roughly in line with those incurred during the second quarter 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5. OTHER INFORMATION.

On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property was listed for sale at $8,866,000 in aggregate. In December 1999, the Partnership entered into a contract to sell the property for approximately $6,600,000. However, on March 17, 2000, Crescent Resources, the potential purchaser, canceled the contract.

On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell approximately 97 acres of the land for approximately $4,165,000, which is $45,000 per acre (assuming that the total wetlands acreage does not exceed 6 acres). Limited partners voted their majority and notice of limited partner majority vote approving the sale was given on August 7, 2000. The contract also included the purchase of approximately 97 acres of land owned by Interstate Land Investors I. A majority of the investors in that Partnership approved the sale and the sale closed on May 11, 2001. On May 11, 2001, Greenfield Development purchased 97 acres of the property. On June 14, 2001, a .33 acre right-of-way was purchased by South Carolina Dept. of Transportation for $15,000. On June 29, 2001, a cash distribution in the amount of $3,467,975 or $453 per unit was distributed to the limited partners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  Form 8-K was filed on May 11, 2001.




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


DATE:  AUGUST 11, 2001