Form 10-Q
period 2001-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2001-11-14
CIK 853891

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

                  for Quarterly Period Ended September 30, 2001
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

         7,650 limited partnership units outstanding at November 8, 2001

                    Page 1 of 9 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            Condensed Balance Sheets
                 As of September 30, 2001 and December 31, 2000



                                                           September 30,
                                                               2001                December 31,
                                                            (Unaudited)                2000
                                                           -------------           ------------

     ASSETS:

Land Held for Sale                                          $ 2,120,520             $ 6,450,000
Cash and Cash Equivalents                                       132,736                   1,649
Other Assets                                                          0                  42,361
                                                            -----------             -----------

                                                            $ 2,253,256             $ 6,494,010
                                                            ===========             ===========


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                                   0                 251,359
Note Payable                                                          0                 212,754
                                                            -----------             -----------
                                                            $         0                 464,113
                                                            -----------             -----------

Class A Limited Partners' Interest                            2,253,709               6,029,973
Subordinated Limited Partners' Interest                              84                      84
General Partners' Interest                                         (538)                   (160)
                                                            -----------             -----------

                                                              2,253,255               6,029,897
                                                            -----------             -----------

                                                            $ 2,253,255             $ 6,494,010
                                                            ===========             ===========

            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                        Condensed Statement of Operations
                                   (Unaudited)



                                          Three             Three                   Nine               Nine
                                          Months            Months                 Months             Months
                                          Ended             Ended                  Ended               Ended
                                       September 30,     September 30,          September 30,       September 30,
                                           2001               2000                   2001               2000
                                       -------------     -------------          -------------       -------------
INCOME:

 Sale of Real Estate                       $    0          $         0           $ 4,338,360           $      0
 Interest Income                            9,703                   43                16,759                103
                                           ------          -----------           -----------           --------
                                            9,703                   43             4,355,119                103

EXPENSES:
 Property Taxes                                 0                    0                    38                 94
 Cost of Real Estate Sale                       0                    0             4,623,774                  0
 Insurance Expense                              0                    0                   263                354
 Professional and Legal Fees                  300                  256                12,949              8,513
 Interest expense                               0                5,959                15,060             15,027
 General and Administrative Costs           4,292                3,198                11,703              7,195
                                           ------          -----------           -----------           --------

 Total Expenses                             4,592                9,413             4,663,786             31,183
                                           ------          -----------           -----------           --------

NET INCOME (LOSS)                          $5,112          $    (9,370)          $  (308,667)          $(31,080)
                                           ======          ===========           ===========           ========


NET INCOME (LOSS) ALLOCATION:
General Partners                           $    1          $        (1)          $       (31)          $     (3)
Class A Limited Partners                    5,111               (9,370)             (308,636)           (31,077)
                                           ------          -----------           -----------           --------

 Total Net Income (Loss)
  Allocated to Partners                     5,112               (9,370)             (308,667)           (31,080)
                                           ======          ===========           ===========           ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                          7,650                7,650                 7,650              7,650
                                           ======          ===========           ===========           ========


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                  $ 0.67          $     (1.22)          $    (40.35)          $  (4.06)
                                           ======          ===========           ===========           ========


            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                Condensed Statement of Partners' Equity (Deficit)
              For the Nine Months ended September 30, 2001 and 2000

                                   (Unaudited)


                                                                              Subordinated
                                            General          Limited            Limited
                                            Partners         Partners           Partner              Total
                                            --------       -----------        -------------        ----------

Partners' Equity (Deficit)
  at December 31, 1999                       $(155)        $ 6,084,088         $        85         $ 6,084,018

Net Income (Loss) for the Nine Months
  Ended September 30, 2000                      (3)            (31,077)                  0             (31,080)
Distributions to Partners                        0                   0                                       0
                                             -----         -----------         -----------         -----------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 2000                       $(158)        $ 6,053,011         $        85         $ 6,052,938
                                             =====         ===========         ===========         ===========




Partners' Equity (Deficit)
  at December 31, 2000                       $(160)        $ 6,029,973         $        84         $ 6,029,897

Net Income (Loss) for the Nine Months
  Ended September 30, 2001                     (31)           (308,636)                  0            (308,667)
Distributions to Partners                     (347)         (3,467,628)                             (3,467,975)
                                             -----         -----------         -----------         -----------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 2001                       $(538)        $ 2,253,709         $        84         $ 2,253,255
                                             =====         ===========         ===========         ===========


            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       Condensed Statements of Cash Flows
              For the Nine Months ended September 30, 2001 and 2000



                                                         Nine Months           Nine Months
                                                            Ended                 Ended
                                                        September 30,         September 30,
                                                             2001                 2000
                                                          (Unaudited)          (Unaudited)
                                                        --------------        -------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                                         $  (308,667)          $(31,080)

Adjustments to reconcile net income (loss) to net cash used for operations:

  Decrease in Accounts Receivable                              17,427                  0
  Decrease in Accrued Liabilities                            (251,359)            15,121
                                                          -----------           --------
                                                             (233,932)            15,121
                                                                                --------

Net Cash used for Operating Activities                       (542,599)           (15,959)
                                                          -----------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Sale of Real Estate                                       4,329,479                  0
  Decrease in Interest Receivable                              24,934                  0
                                                                                --------

Net Cash Provided by Investing Activities                   4,354,413
                                                                                --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Distributions to Limited Partners                        (3,467,974)                 0
  Increase (Decrease) in Note Payable                        (387,405)            18,000
                                                          -----------           --------

Net Cash Provided by Financing Activities                  (3,855,379)            18,000
                                                          -----------           --------

Increase (Decrease) in Cash and Cash Equivalents              131,087              2,042

Cash and Cash Equivalents at Beginning of Period                1,649              3,443
                                                          -----------           --------

Cash and Cash Equivalents at End of Period                $   132,736           $  5,485
                                                          ===========           ========


            See attached notes to the condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year to end December 31, 2001.


2.       ORGANIZATION

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 8, 2001, there were 776 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in the remaining 48 acres out of the original 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 11, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds 48 of the remaining acres of the Property which it continues to market for sale.


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Liquidity and Capital Resources

As of September 30, 2001, the Registrant had $132,736 on hand in the form of cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans from the general partner and proceeds from the sale of resources (i.e., timber) on the property.

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

2.       RESULTS OF OPERATIONS

For the nine months ended September 30, 2001, the Partnership reported a net loss of $308,667 as compared to a net loss of $31,080 for the nine months ended September 30, 2000. The loss reflects the loss realized on the sale of the 96.9 acres.

Professional and legal fees increased from $8,513 as of September 30, 2000, to $12,949 for the nine months ended September 30, 2001. These fees are higher due to the fees incurred for review of documents pertaining to the sale of the property. Closing costs from the sale of the property totaled $447,609. General and administrative costs were up from $7,195 as of September 30, 2000, to $11,703 for the current nine-month period. The increase is due to database maintenance fees. All other expenses were roughly in line with those incurred during the third quarter 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5. OTHER INFORMATION.

On October 31, 1998, the Partnership entered into a listing agreement with The Crosland Group to sell the property. The property was listed for sale at $8,866,000 in aggregate. In December 1999, the Partnership entered into a contract to sell the entire property for approximately $6,600,000. However, on March 17, 2000, Crescent Resources, the potential purchaser, canceled the contract.

On June 29, 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell approximately 97 acres of the land for approximately $4,165,000, approximately $45,000 per acre. Limited partners voted their majority and notice of limited partner majority vote approving the sale was given on August 7, 2000. The contract also included the purchase of approximately 97 acres of land owned by Interstate Land Investors I. A majority of the investors in that Partnership approved the sale and the sale closed on May 11, 2001. On June 14, 2001, a .33 acre right-of-way was purchased by South Carolina Dept. of Transportation for $15,000. On June 29, 2001, a cash distribution in the amount of $3,467,975 or $453 per unit was distributed to the limited partners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were required to be filed during the nine months ended September 30, 2001.

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

Date:    November 8, 2001