Form 10-K405
period 2001-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2002-04-01
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from
                                                             ------------------
to
  -----------------------

                        Commission File Number 33-30312
                                               --------

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

    North Carolina                              56-1669199
-------------------------          -----------------------------------
(State of Organization)            (I.R.S. Employer Identification No.)

201 N. Tryon St., Charlotte, North Carolina         28202
-------------------------------------------   ----------------
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

              7,650 limited partnership units as of March 25, 2002

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 13 sequentially numbered pages

                                     PART I

ITEM 1 - BUSINESS

         Interstate Land Investors II (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of July 27, 1989 to acquire for investment and dispose of three tracts of undeveloped land located in York County, South Carolina (the "Property"). The Property originally consisted of "Tract 1" (which was subdivided as discussed below), an approximately 91.64 acre tract fronting on Interstate 77 and Gold Hill Road; "Tract 2", an adjoining (but non contiguous) approximately 76.74 acre tract with frontage entirely on Interstate 77; and "Tract 3", an approximately 20 acre tract located on U.S. Highway 21 and contiguous to Tract 2. The General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation ("PII"), William Garith Allen ("Allen") and ISC Realty Corporation, a North Carolina corporation ("ISCR"). Allen is the President, a director and a 50% shareholder of PII. ISCR is a North Carolina corporation wholly owned by Wachovia Securities Inc. ("WSI"). Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partner and PII was converted to a Class A limited partner. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII's interest to ISCR.

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

         The Registrant acquired Tract 3 pursuant to an Option Agreement that was originally obtained by Gold Hill Investment Associates ("Gold Hill"). The Option Agreement was subsequently assigned by Gold Hill to the Registrant. The Registrant acquired Tract 3 from an unaffiliated unrelated entity for a purchase price of $1,400,000. In addition, the Registrant reimbursed Gold Hill $10,750 for its carrying costs associated with the Option Agreement and an additional $14,094 in consideration as an assignment fee. The total amount paid by the Registrant for Tract 3 was $1,424,844, not including certain miscellaneous closing costs.

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

         During July 1990, the Registrant requested and received approval from the limited partners to extend the Partnership offering from July 31, 1990 until December 31, 1990. During July and August 1990, the Registrant requested and received limited partner approval to subdivide Tract 1 into four (4) separate parcels and to allow the Registrant to acquire a portion of the property in the event proceeds from investor subscriptions were not sufficient to acquire all of Tract 1. In addition, the seller of Tract 1 had agreed to extend the option to purchase Tract 1 from September 30, 1990 until December 31, 1990.

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

         Upon the sale of all or a portion purchased (i.e., Tracts 2, 3, 1A, and 1D) of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The General Partner currently intends to dispose of the Property purchased within ten to twelve years of the purchase. However, the investors had a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering (November
1994) for a price not less than $11,104,839, reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. If the Registrant was unable to sell the Property by such date at such price, Allen was obligated to either (i) purchase the Property at such price or (ii) forfeit his entire subordinated Limited Partner interest and transfer the remaining General Partner interest to the Limited Partners. In 1997 Mr. Allen executed an assignment transferring his partnership interest to ISCR. (See Note 1 of the audited financial statements.)

         The Registrant in seeking to secure purchasers for its Property will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partner.

         The General Partner currently serves as general partner in over 4 public and private partnerships, which currently own various types of real property. None of the prior partnerships sponsored by the General Partner or its affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partner or its affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partner and its affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Located immediately adjacent to the Property is an approximately 96.74 acre tract owned by Interstate Land Investors I Limited Partnership ("Interstate I"), a North Carolina limited partnership having the same general partner as the Registrant. Interstate I acquired the adjacent property on September 30, 1988, for a purchase price of $4,200,000. Interstate I sold the adjacent property in May of 2001 to Greenfield Development Company, LLC and Interstate Land Investors I Limited Partnership was liquidated in 2001.

         The General Partner will devote only so much of its time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partner is engaged in other activities that also require its time and attention.

         As of December 31, 2001, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partner performed services for the Registrant during the year.

ITEM 2 - PROPERTY

         The Property is located approximately 12 miles south of the Central Business District of Charlotte, North Carolina along the I-77 corridor and approximately 8 miles north of Rock Hill, South Carolina. While the Property is located in northeastern York County, South Carolina, the Property is considered a part of the Charlotte MSA. The Property originally consisted of three separate tracts, all of which are zoned for agricultural use, more particularly described as follows:

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

         Tract 2 consists of approximately 76.74 acres. Tract 2 has 2,819 feet of frontage on I-77 and is located north of Tract 1. Tract 2 is not contiguous to Tract 1. Access to Tract 2 is through Tract 3 to U.S. Highway 21. Additionally, Tract 2 adjoins a common boundary with the 95-acre tract of land owned by Interstate I. Electricity and telephone are available to Tract 2. Water is currently available to Tract 2 by extension through Tract 3. Water and sewer will be provided by a private utility company with facilities located west of Tract 2 on the west side of I-77. In addition, Tract 2 can be serviced by the water and sewer facilities serving the Charlotte Knights baseball stadium. If a sale was to occur, Tract 2 zoning would revert to UDD, urban development district, by the York County Council. The purpose of this district is to permit maximum flexibility in response to market demands in specific areas of the County. Permitted uses range from residential to business development and industrial.

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

         In June 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell 97 acres of the 145 acres unimproved land for $45,000 per acre, subject to adjustments for wetlands acreage. The actual proceeds from the sale totaled $4,338,360. The purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the purchaser had until November 6, 2000, to complete their due diligence, however, Greenfield requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit was necessary to allow the proposed development. An additional $25,000 earnest money was deposited with the title agency for the first extension and $50,000 was deposited for the second extension. The first extension expired on March 6, 2001, and the sale was consummated on May 11, 2001. Crosland Commercial continues to list and market for sale the remaining approximate 48 acres of the property consisting of Tract 1A and Tract 1D.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In July 2000, ballots were sent to the limited partners requesting their vote in favor of the proposed sale of the property to Greenfield Development Company, LLC. A majority of the limited partners voted their approval of the proposed sale.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resale of Units since the Initial Closing on November 3, 1989. As of March 25, 2002, 775 persons were record owners of 7,650 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

                                  Year ended          Year ended       Year ended       Year ended      Year ended
                                 December 31,        December 31,     December 31,     December 31,     December 31,
                                     2001                2000             1999             1998            1997
                                     ----                ----             ----             ----            ----
Revenue from Sale of               $ 4,353,360         $      0          $      0         $      0        $      0
 Property
Interest and Other                      17,424            3,056             2,356            2,392           2,248
 Income
Property write-down                          0                0            84,310                0               0

Extraordinary Gain                     131,561                0                 0                0               0
on Extinguishment
of Liability

Expenses                                36,985           57,177            51,880           52,506          44,332
                                   -----------         --------         ---------         --------        --------

Net Loss                           $  (520,749)        $(54,121)        $(133,834)        $(50,114)        $(42,084)
                                   ===========         ========         =========         ========         ========
Distributions to limited           $ 3,467,974         $      0         $       0         $      0         $      0
                                   ===========         ========         =========         ========         ========
partners
Net Loss Allocated                 $  (520,684)        $(54,115)        $(133,817)        $(50,108)        $(42,079)
                                   ============        ========         =========         ========         ========
 to Class A limited
 partners
Net Loss Per                       $    (68.06)        $  (7.07)        $  (17.49)        $  (6.55)        $  (5.50)
                                   ===========         ========         =========         ========         ========

 Class A limited
 partnership unit

SELECTED BALANCE SHEET DATA

                                 December 31,        December 31,       December 31,        December 31,        December 31,
                                     2001                2000               1999                1998                1997
                                     ----                ----               ----                ----                ----
Total Assets                      2,041,174           $6,494,010         $6,492,936          $6,572,386          $6,569,272
Total Liabilities                         0              464,113            408,918             354,534             301,306
                                 ----------           ----------         ----------          ----------          ----------

Partner's Capital                $2,041,174           $6,029,897         $6,084,018          $6,217,852          $6,267,966
                                 ==========           ==========         ==========          ==========          ==========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         On May 11, 2001, the Partnership sold 97 acres of the Property for $4,338,360. The Partnership sold an additional one-third acre for $15,000 on May 10, 2001. On June 29, 2001, a distribution of $3,467,975 ($453 per unit) was distributed to the limited partners.

         As of December 31, 2001, the Registrant had $129,674 cash and cash equivalents on hand which will be retained to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximate 48 acres of the Property, its only sources of additional capital are from General Partner advances or other borrowings. The General Partner anticipates that any future additional funds necessary for the operations of the Partnership will be provided by ISCR.

         On May 23, 1995, the General Partner, ISCR, entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. In July of 1998, the line of credit amount was increased to $175,000 and in August of 1999, the amount was increased to $250,000. In accordance with the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. In May 2001, a portion of the proceeds from the sale of unimproved land was used to pay in full the debt and accrued interest. (See Note 5 on the attached audited financial statements.)

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

         The Registrant's net loss increased from $54,121 for the year ended December 31, 2000, to $520,749 for the year ended December 31, 2001. This loss is the result of the loss incurred from the sale of a portion of the property in 2001. An extraordinary gain on extinguishment of debt for $131,561 was recorded by the Partnership in 2001. (See Note 4 of the audited financial statements.)

         Professional and legal fees increased from $16,297 in 2000 to $26,707 in 2001 due to the review of the purchase contract and closing costs. Interest expense decreased to $8,306 in 2001 from $20,986 in 2001 because the note to ISCR was paid in full from the proceeds of the sale in May 2001. General and administrative expense decreased from $19,697 in 2000 to $1,873 due to discontinuation and forgiveness of Partnership management fees to ISCR. See Note 4 for further disclosure.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

         The Registrant's net loss decreased to $54,121 for the year ended December 31, 2000, compared with $133,834 for the year ended December 31, 1999. The majority of this improvement is attributable to the $84,310 property write-down in 1999.

         Professional and legal fees increased to $16,297 in 2000 from $15,214 due to the review of purchase contracts. Interest expense increased to $20,986 in 2000 from $18,144 in 1999. This higher expense was due to the increased borrowing under the note to ISCR during 2000. General and administrative expense increased to $19,697 for 2000 from $18,333 for 1999 due to higher database expenses incurred by the Partnership.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements concerning the December 31, 2001, financial statements.

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

         Information as to ISCR, the current Managing General Partner, is as follows:

                                              Information About Directors
Name                                            and Executive Officers
----                                            ----------------------
J. Christopher Boone                Director and President of ISCR. He is 43 years old.

Robert B. McGuire                   Treasurer of ISCR. He is 54 years old.

Michael D. Hearn                    Director and Secretary of ISCR. He is 50 years old.

         J. Christopher Boone is a Managing Director of Wachovia Securities, Inc. (WSI), an affiliate of ISCR and President of ISCR. Before joining the Selling Agent in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand. He received a bachelor's degree in business administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

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

         On April 1, 1999, ISC Realty Corporation's parent, Interstate/Johnson Lane, Inc., merged into Wachovia Corporation and on September 1, 2001, Wachovia Corporation and First Union Corporation merged. The new organization functions under the name Wachovia Corporation. Personnel and offices continue to operate as usual.

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

         MANAGEMENT

         As of March 25, 2002, Begley-Hall owned 6.87% of the limited partnership interests.

         As of March 25, 2002, none of the individual directors and officers of the General Partner had subscribed for Units.

                                                                                 Amount and
                                                                                 Nature of
                                                                                 Beneficial
Partner Type                                 Name & Address                      Ownership            Class
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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2001, there was an extraordinary gain on extinguishment of liability - related party transaction for $131,561. (See Note 1 - Organization and Syndication Costs of the audited financial statements.)

         During the years ended December 31, 2000 and 1999, ISCR earned $16,200 for monitoring the operations of the Registrant on behalf of the investors and performing certain administrative functions. ISCR is entitled to receive an annual administrative fee equal to 0.25% of the cost of the Property. However, the liability was forgiven in 2001 and is included in the extraordinary item as extinguishment of debt. (See Note 4 of the audited financial statements.)

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

         (b) Reports on Form 8-K. On May 11, 2001, Form 8-K was filed for the sale of 97 acres of the property to Greenfield Development Company LLC.

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

                         INTERSTATE LAND INVESTORS II
                         A NORTH CAROLINA LIMITED PARTNERSHIP

                         BY:      ISC REALTY CORPORATION
                                  GENERAL PARTNER




                         BY:      /S/ J. CHRISTOPHER BOONE
                                 ---------------------------
                                  J. CHRISTOPHER BOONE
                                  PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                       Signature                                   Title                              Date
                       ---------                                   -----                              ----
/S/ J. Christopher Boone                                                                           March 25, 2002
--------------------------------                                                              --------------
J. Christopher Boone                                      Director and
                                                          President of
                                                          ISC Realty
                                                          Corporation



/S/Michael D. Hearn                                                                            March 25, 2002
-------------------                                                                            --------------
Michael D. Hearn                                          Director and
                                                          Secretary of
                                                          ISC Realty
                                                          Corporation

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2001 AND 2000
                          AND FOR THE THREE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999













                           FAULKNER AND THOMPSON, P.A.

                          CERTIFIED PUBLIC ACCOUNTANTS

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2001 AND 2000
                          AND FOR THE THREE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                                                     PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................1

BALANCE SHEETS..........................................................................................2

STATEMENTS OF OPERATIONS................................................................................3

STATEMENT OF PARTNERS' CAPITAL..........................................................................4

STATEMENTS OF CASH FLOWS................................................................................5

NOTES TO FINANCIAL STATEMENTS...........................................................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors II, Limited Partnership
Charlotte, North Carolina

         We have audited the balance sheets of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2001 and 2000 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with U.S. generally accepted accounting principles.



Charlotte, North Carolina
February 7, 2002

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                     ASSETS

                                                                                2001                      2000
                                                                       -----------------         -----------------
Unimproved land held for sale                                          $       1,911,500         $       6,450,000
Cash and cash equivalents                                                        129,674                     1,649
Accounts receivable - related party                                                   -                     17,427
Interest receivable - related party                                                   -                     24,934
                                                                         ---------------           ---------------

                                                                       $       2,041,174         $       6,494,010
                                                                        ================          ================



                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
     Line-of-credit payable - related party                            $              -          $         175,000
     Advance from related party                                                       -                     37,754
     Administrative fees payable - related party                                      -                    174,651
     Interest payable - related party                                                 -                     76,708
                                                                         ---------------           ---------------
                                                                                      -                    464,113
                                                                         ---------------           ---------------

PARTNERS' CAPITAL
     Class A limited partners' interest
         (authorized, 9,588 units; issued
         and outstanding, 7,650 units)                                         2,041,315                 6,029,973
     Subordinated limited partner's interest                                          71                        84
     General partners' capital deficiency                              (             212 )       (             160 )
                                                                         ---------------           ---------------
                                                                               2,041,174                 6,029,897
                                                                         ---------------           ---------------

                                                                       $       2,041,174         $       6,494,010
                                                                        ================          ================

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

                                                                    2001                   2000                 1999
                                                              ---------------        -------------        --------------

INCOME
    Sale of real estate                                       $    4,353,360         $          -          $          -
    Interest                                                          17,424                3,056                 2,356
                                                                 -----------          -----------            ----------
                                                                   4,370,784                3,056                 2,356
                                                                 -----------            ---------            ----------

OPERATING EXPENSES
    Cost of real estate sold                                       4,986,109                     -                    -
    Professional fees                                                 26,707               16,297                15,214
    Property tax                                                          99                  197                   189
    Interest expense                                                   8,306               20,986                18,144
    General and administrative                                         1,873               19,697                18,333
    Write-down of land held for sale                                      -                     -                84,310
                                                                 -----------            ---------            ----------
                                                                   5,023,094               57,177               136,190
                                                                 -----------            ---------            ----------

           Net loss before extraordinary item                   (    652,310 )         (   54,121 )         (   133,834 )

EXTRAORDINARY GAIN ON EXTINGUISHMENT
    OF LIABILITY - RELATED PARTY                                     131,561                     -                    -
                                                                 -----------            ---------            ----------

           Net loss                                           $(     520,749 )       $(    54,121 )       $(    133,834 )
                                                                 ===========            =========            ==========


NET LOSS ALLOCATED TO
    Class A limited partners                                  $(     520,684 )       $(    54,115 )       $(    133,817 )
    Subordinated limited partner                               (          13 )        (         1 )        (          3 )
    General partners                                           (          52 )        (         5 )        (         14 )
                                                                  ----------            ---------            ----------

                                                              $(     520,749 )       $(    54,121 )       $(    133,834 )
                                                                 ===========            =========            ==========

Weighted average Class A limited
    partnership units outstanding                                      7,650                7,650                 7,650
                                                                 ===========            =========            ==========

Net loss per weighted average Class A
    limited partnership unit                                  $(       68.06 )       $(      7.07 )       $(      17.49 )
                                                                 ===========            =========            ==========

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 1999 AND 1998


                                                                                     SUBORDINATED
                                                CLASS A LIMITED PARTNERS        ----------------------
                                                ------------------------         LIMITED     GENERAL
                                                 UNITS         AMOUNT            PARTNER     PARTNERS             TOTAL
                                               -------       -----------         -------     --------         --------------
Partners' capital (deficiency) -
    December 31, 1998                            7,650    $    6,217,905       $      88    $(     141 )      $    6,217,852

    Net loss, year ended
    December 31, 1999                                -     (     133,817 )      (      3 )   (      14 )      (      133,834 )
                                               -------       -----------          ------       -------          ------------

Partners' capital (deficiency) -
    December 31, 1999                            7,650         6,084,088              85    (      155 )           6,084,018

    Net loss, year ended
    December 31, 2000                                -     (      54,115 )      (      1 )   (       5 )       (      54,121 )
                                               -------       -----------          ------       -------           -----------

Partners' capital (deficiency) -
    December 31, 2000                            7,650         6,029,973              84     (     160 )           6,029,897

    Net loss, year ended
    December 31, 2001                                -     (     520,684 )      (     13 )   (      52 )       (     520,749 )

    Distributions to partners                        -     (   3,467,974 )      (      - )   (       - )       (   3,467,974 )
                                               -------       -----------          -------      -------           -----------

Partners' capital (deficiency) -
    December 31, 2001                            7,650    $    2,041,315       $      71    $(     212 )      $    2,041,174
                                               =======       ===========          =======      =======           ===========

                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

                                                                       2001                  2000                 1999
                                                                --------------        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $(    520,749 )       $(     54,121 )      $(    133,834 )
    Adjustments to reconcile net loss to net cash
        used for operating activities
           Write-down of land held for sale                                 -                     -               84,310
           Loss on sale of unimproved land held for sale              632,749
           (Increase) decrease in interest receivable -
              related party                                            42,361         (       2,868 )        (     2,266 )
           Increase (decrease) in accrued liabilities - related
              party                                              (    165,570 )              37,195               30,285
           Net proceeds from sale of unimproved land                3,592,208                     -                    -
                                                                  -----------           ------------         ------------

                Net cash provided by (used for) operating
                   activities                                       3,580,999         (      19,794 )        (    21,505 )
                                                                  -----------          ------------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in line-of-credit - related party                         15,000                18,000               24,099
    Distributions to partners                                    (  3,467,974 )                   -                    -
                                                                   ----------           ------------         ------------

                Net cash provided by (used for)
                   financing activities                         (   3,452,974 )              18,000               24,099
                                                                  -----------           -----------          -----------

                Net increase (decrease) in cash and cash
                  equivalents                                         128,025         (       1,794 )              2,594

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                             1,649                 3,443                  849
                                                                 ------------          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $     129,674         $       1,649        $       3,443
                                                                 ============          ============         ============


SUPPLEMENTAL CASH FLOW INFORMATION

        Interest expense paid                                   $      85,014         $           -        $       4,069
                                                                 ============          ============         ============

SUPPLEMENTAL SCHEDULE FOR NONCASH
    FINANCING ACTIVITIES

        Debt and accrued interest to related party paid
           at closing of sale on unimproved land                $     313,543         $           -        $          -
                                                                 ============          ============         ===========

        Closing and related costs paid at closing of sale
           of unimproved land                                   $     447,609         $           -        $          -
                                                                 ============          ============         ===========

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

         The general partners are solely responsible for the day-to-day management and operation of the property. ISCR is responsible for certain administrative functions of the Partnership and beginning in November 1989, is entitled to an annual administrative fee equal to .25% of the cost of the property acquired. Payment of such administrative fee is deferred until the sale of the property and the return of the Class A limited partners' invested capital plus their preferred return, as defined. Any such deferred fee will accrue interest at the prime rate plus 1%. In 2001, management of ISCR determined that this fee would never be paid. Accordingly, the fee was written-off as uncollectible and reported as an extraordinary gain on extinguishment of debt.

        CASH EQUIVALENTS

         For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, the Partnership's cash consisted of monies deposited through Wachovia Securities, Inc. (a related company to ISCR) in a money market fund.

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

         On May 11, 2001, the Partnership sold 97 acres of unimproved land held by the Partnership for $4,338,360. The Partnership sold an additional one-third acre of unimproved land as right-of-way for $15,000 on May 10, 2001.

        ORGANIZATIONAL AND SYNDICATION COSTS

         Various expenses and fees paid in connection with organizing the Partnership (including an organizational fee paid to ISCR amounting to $159,000 in 1990 and an additional $66,000 in 1991) have been capitalized and amortized using the straight-line method over a 60-month period. These costs have been fully amortized in prior years. Other fees and expenses related to the sale of limited partnership interests in the Partnership have been classified as syndication costs and include sales commissions paid to Interstate/Johnson Lane Corporation, a related company to ISCR, of $377,644 in connection with the initial offering in 1989 and $116,305 in connection with the secondary offering in 1990. These costs were charged directly against partners' capital.

        INCOME TAXES

         Items of income or loss of the Partnership are included in the income tax returns of the partners. Accordingly, the Partnership makes no provision for federal and state income taxes.

        NET LOSS PER CLASS A LIMITED PARTNERSHIP UNIT

         Net loss per weighted average Class A limited partnership unit is calculated based on the loss allocated to such partners without giving consideration to the conversion of PII's general partner interest (see
         Note 7).

        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value.

              Cash,Cash Equivalents, Receivables, Accounts Payable and Accrued
                   Expenses - The carrying amount approximates fair value because of the short-term nature of these instruments.

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

NOTE 2 - UNIMPROVED LAND HELD FOR APPRECIATION

        PROVISION FOR WRITE-DOWN OF UNIMPROVED LAND

         The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset values. During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $84,000, or approximately $11 per limited partnership unit, to write-down its unimproved land to its estimated realizable value. This charge was reflected in the basis of the property sold in 2001. Management deems that the market value of the land held for sale at December 31, 2001 is in excess of its cost.


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

         At December 31, 2001 and 2000, the Partnership had an accounts receivable from PII of $0 and $17,427 plus accrued interest receivable of $0 and $24,934, respectively, related to the reimbursement of certain costs incurred in connection with organizing the Partnership and with organization of the property. In connection with the consent entered into during November 1991 (see Note 1), the amount will be offset against any amounts due PII or Mr. Allen in connection with the sale of the property. This receivable was written-off as uncollectible in 2001 and is netted against the liabilities of ISCR, which were forgiven in 2001 and included in the extraordinary item as an extinguishment of debt.

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

         The Partnership incurred expense of approximately $16,200 in 2000 and 1999 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations. The accompanying liability was forgiven by ISCR in 2001 and this is included in the extraordinary item as an extinguishment of debt.

         See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.

         The Partnership has the same general partners of and owns land adjacent to Interstate Land Investors I, Limited Partnership (Interstate I). The property owned by Interstate I is in direct competition with the Partnership's property. No financial statement transactions have occurred between these Partnerships. During 2001, all land held by Interstate I was sold and the entity was subsequently dissolved.


NOTE 5 - LINE-OF-CREDIT FROM RELATED PARTY

         On May 23, 1995, the Partnership obtained a line-of-credit from ISCR to utilize as needed. Interest was charged on this line-of-credit at 2% above the announced prime-lending rate of Bank of America, resulting in a rate of 11.5% and 10.25% at December 31, 2000 and 1999, respectively. ISCR received a mortgage and assignment of rents and leases on the property as security. Interest accrued on this line-of-credit which would be paid along with the outstanding principal balance on the earlier of:

                  - Sale or disposition of all or any portion or part of the property securing the mortgage instrument;

                  - the date ISCR is removed as managing general partner of the Partnership; or

                  - the date the Partnership terminates its legal existence.

         A portion of the proceeds from the sale of unimproved land on May 11, 2001, totaling $313,543, was used to pay the line-of-credit and accrued interest.

         During the years ended December 31, 2001, 2000 and 1999, interest expense of $85,014, $0 and $4,069, respectively, was paid to ISCR.


NOTE 6 - SALE OF UNIMPROVED LAND HELD FOR SALE

         On June 29, 2000, the Partnership entered into a contract to sell 97 acres of the Partnership's 145 acres of unimproved land held for sale. A majority of the limited partners approved the sale of unimproved land on August 7, 2000.

         Subsequently, on May 11, 2001, the Partnership sold the 97 acres of unimproved land held for sale related to this contract. The Partnership realized a loss related to this sale calculated as follows:

              Sales proceeds                                                          $    4,353,360
                Less:  Carrying value of acreage sold                                   (  4,538,500 )
                Less:  Selling costs                                                    (    447,609 )
                                                                                          ----------

                  Loss on sale                                                        $ (    632,749 )
                                                                                          ==========

         In 1999, the Partnership recorded an impairment loss in order to reflect management's expected cash flow from its land held for sale. Management believes the expected cash flow from the remaining 48 acres of unimproved land held for sale will be greater that the carrying value.

NOTE 7 - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

         A reconciliation of financial statement net loss and taxable loss is as follows:

                                                                        2001                 2000               1999
                                                                ----------------      -------------       -------------
              Financial statement net loss                      $(     520,749  )     $(    54,121 )      $(   133,834 )
                Less: Temporary non-taxable
                      income from related party                              -         (     2,868 )       (     2,266 )
                Less: Expenses deductible for tax
                         purposes in excess of book              (     128,151  )                -                   -
                Less: Tax loss on sale of property in
                         excess of book loss                     (      84,310  )                -                   -
                Less: Excludable gain for tax purposes
                         on extinguishments of debt from
                         related party                           (     131,561  )                -                   -
                Plus: Temporary non-deductible
                         expenses to related party                           -              37,195              30,284
                Plus: Write-down of land held for
                         sale                                                -                   -              84,310
                                                                 --------------         ----------          ----------

                  Taxable loss                                  $(     864,771  )     $(    19,794 )      $(    21,506 )
                                                                   ===========          ==========          ==========



NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", is effective for the Partnership as of January 1, 2002. This accounting standard pertains to the carrying amount of long-lived assets, including the recognition of impairment losses and the related disclosures. Management has not fully determined the effect of the implementation of SFAS No. 144 but does assert that they do not expect it to have a material impact on the Partnership's financial statements.