Form 10-Q
period 2002-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2002-05-15
CIK 853891

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

                    for Quarterly Period Ended MARCH 31, 2002
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

7,650 limited partnership units outstanding at May 14, 2002

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                            AS OF MARCH 31, 2002, AND DECEMBER 31, 2001

                                                                 March 31,
                                                                    2002              December 31,
                                                                (Unaudited)               2001
                                                               ---------------      -----------------
     ASSETS:

Unimproved Land to be Held and Used                                $1,911,500             $1,911,500
Cash and Cash Equivalents                                             119,169                129,674
Other                                                                       0                      0
                                                               ---------------      -----------------

                                                                   $2,030,669             $2,041,174
                                                               ===============      =================




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                                        10                      0
Note Payable                                                                0                      0
                                                               ---------------      -----------------
                                                                                                   0
                                                                           10                      0
                                                               ---------------      -----------------


Class A Limited Partners' Interest                                  2,030,905              2,041,315
Subordinated Limited Partners' Interest                                    71                     71
General Partners' Interest                                               (317)                  (212)
                                                               ---------------      -----------------

                                                                    2,030,659              2,041,174
                                                               ---------------      -----------------

                                                                   $2,030,669             $2,041,174
                                                               ===============      =================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                           Three                       Three
                                                           Months                     Months
                                                           Ended                       Ended
                                                         March 31,                   March 31,
                                                            2002                       2001
                                                        (Unaudited)                 (Unaudited)
                                                    ---------------------         ----------------

INCOME:
  Interest Income                                                   $367                      $35
                                                    ---------------------         ----------------
                                                                     367                       35

EXPENSES:
  Professional and Legal Fees                                      7,205                    8,604
  Property Tax Expense                                                10                       38
  General and Administrative Costs                                 3,667                    2,870
  Interest Expense                                                     0                    5,979
                                                    ---------------------         ----------------
                                                                 $10,882                  $17,490
                                                    ---------------------         ----------------

NET LOSS                                                        ($10,515)                ($17,454)
                                                    =====================         ================


NET LOSS ALLOCATION:

General Partners                                                    (105)                    (175)
Class A Limited Partners                                         (10,410)                 (17,280)
                                                    ---------------------         ----------------
                                                                ($10,515)                ($17,454)
                                                    =====================         ================


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                                 7,650                    7,650
                                                    ---------------------         ----------------

NET LOSS PER CLASS A UNIT                                         ($1.36)                  ($2.26)
                                                    =====================         ================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                        CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (Unaudited)


                                                                    Subordinated
                                    General          Limited          Limited
                                    Partners         Partners         Partner            Total
                                 ---------------  ---------------  ---------------  ----------------

Partners' Equity (Deficit)
  at December 31, 2000                    ($160)      $6,029,973              $84        $6,029,897

Net Loss for the Three Months
  Ended March 31, 2001                     (175)         (17,280)               0           (17,454)
                                 ---------------  ---------------  ---------------  ----------------

Partners' Equity (Deficit)
  at March 31, 2001                       ($335)      $6,012,693              $84        $6,012,443
                                 ===============  ===============  ===============  ================






Partners' Equity (Deficit)
  at December 31, 2001                    ($212)      $2,041,315              $71        $2,041,174

Net Loss for the Three Months
  Ended March 31, 2002                     (105)         (10,410)               0           (10,515)
                                 ---------------  ---------------  ---------------  ----------------

Partners' Equity (Deficit)
  at March 31, 2002                       ($317)      $2,030,905              $71        $2,030,659
                                 ===============  ===============  ===============  ================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                            Three Months             Three Months
                                                                Ended                   Ended
                                                           March 31, 2002           March 31, 2001
                                                             (Unaudited)             (Unaudited)
                                                          ------------------      -------------------

CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                           ($10,515)                ($17,454)

Adjustments to reconcile net loss to net cash used for operations:

 Increase in Accrued Liabilities                                         10                    6,026
                                                          ------------------      -------------------


 Net Cash Used for Operating Activities                             (10,505)                 (11,428)
                                                          ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in Note Payable                                                 0                   15,001
                                                          ------------------      -------------------
 Net Cash Provided by Financing Activities                                0                   15,001

 Increase (Decrease) in Cash and Cash Equivalents                   (10,505)                   3,571

Cash and Cash Equivalents at Beginning
 of Period                                                          129,674                    1,649
                                                          ------------------      -------------------

Cash and Cash Equivalents at End of Period                         $119,169                   $5,220
                                                          ==================      ===================

                  See Notes to Condensed Financial Statements

               INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year to end December 31, 2002.

2.       ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On May 14, 2002, there were 775 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in approximately 48 of the original 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 10, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds approximately 48 of the remaining acres of the Property for sale.



                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Registrant had $119,169 on hand in the form of cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans from the general partner and proceeds from the sale of resources (i.e., timber) on the property.

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

2.       RESULTS OF OPERATIONS

The Registrant's net loss was $10,515 for the first quarter ended March 31, 2002, compared to a loss of $17,454 for the same period in 2001.

Interest income increased to $367 for the quarter ended March 31, 2002, compared with $35 for the quarter ended March 31, 2001, due to the higher balance of cash on hand.

Professional and legal fees decreased to $7,205 for the three months ended March 31, 2002, compared to $8,604 for the three months ended March 31, 2001. This decrease is due to the legal work being completed in 2001 on the contract for the sale of the property. General and administrative costs increased to $3,667 compared to $2,870 for the first quarter of 2001. This increase is due to higher database maintenance fees and the outsourcing to the same firm of the cash distribution to the limited partners and partnership transfer process. Interest expense decreased from $5,979 for the same period in 2001 due to payoff of the note payable to the general partner in 2001. All other expenses were comparable with the 2001 first quarter.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
                  None

         (b)  Reports on Form 8-K
                  No reports on Form 8-K were required to be filed during the three months ended March 31, 2002.



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


                                  INTERSTATE LAND INVESTORS II
                                  LIMITED PARTNERSHIP
                                  (REGISTRANT)



                                 BY:/S/ J. CHRISTOPHER BOONE
                                    ------------------------
                                    J. CHRISTOPHER BOONE
                                    ISC REALTY CORPORATION,
                                    GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                    OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                    REGISTRANT


DATE:  MAY 14, 2002