Form 10-Q
period 2002-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2002-08-12
CIK 853891

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

                    for Quarterly Period Ended JUNE 30, 2002
                         Commission file number 33-30312

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

          NORTH CAROLINA                                     56-1681116
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

             WACHOVIA SECURITIES, THREE WACHOVIA CENTER - 6TH FLOOR
                  401 S. TRYON STREET, CHARLOTTE, NC 28288-1164
                    (Address of principal executive offices)
                                   (Zip Code)

                                  704-383-3179
              (Registrant's telephone number, including area code)

                       IJL FINANCIAL CENTER, P.O. BOX 1012
                            CHARLOTTE, NC 28201-1012
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

7,650 limited partnership units outstanding at August 8, 2002.

                     Page 1 of 8 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 2002, AND DECEMBER 31, 2001

                                                         June 30,2002             December 31,
                                                         (Unaudited)                  2001
                                                      -------------------      -------------------

     ASSETS:

Land Held for Sale                                            $1,911,500               $1,911,500
Cash and Cash Equivalents                                        112,572                  129,674
Other                                                                  0                        0
                                                      -------------------      -------------------

                                                              $2,024,072               $2,041,174
                                                      ===================      ===================




     LIABILITIES AND PARTNERS' EQUITY (DEFICIT):


Accrued Liabilities                                                  $10                        0
Note Payable                                                           0                        0
                                                      -------------------      -------------------
                                                                                                0
                                                                      10                        0
                                                      -------------------      -------------------


Class A Limited Partners' Interest                             2,024,204                2,041,315
Subordinated Limited Partners' Interest                               71                       71
General Partners' Interest                                          (214)                    (212)
                                                      -------------------      -------------------

                                                               2,024,062                2,041,174
                                                      -------------------      -------------------

                                                              $2,024,072               $2,041,174
                                                      ===================      ===================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS


                                       Three             Three            Six               Six
                                       Months           Months           Months            Months
                                       Ended             Ended           Ended             Ended
                                      June 30,         June 30,         June 30,          June 30,
                                        2002             2001             2002              2001
                                    (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)
                                   ---------------   --------------  ---------------  -----------------
INCOME:
  Sale of Real Estate                        $  0       $4,338,360           $    0         $4,338,360
  Interest Income                             284            7,021              650              7,056
                                   ---------------   --------------  ---------------  -----------------
                                              284        4,345,381              650          4,345,416

EXPENSES:
  Property Taxes                                0                0               10                 38
  Insurance Expense                           250              263              250                263
  Professional and Legal Fees               2,475            4,045            9,680             12,649
  Cost of Real Estate Sale                      0        4,623,774                0          4,623,774
  General and Administrative Costs          4,157            4,541            7,823              7,411
  Interest Expense                              0            9,081                0             15,060
                                   ---------------   --------------  ---------------  -----------------
                                            6,882        4,641,704           17,763          4,659,194
                                   ---------------   --------------  ---------------  -----------------

NET LOSS                                  ($6,598)       ($296,323)        ($17,112)         ($313,778)
                                   ===============   ==============  ===============  =================


NET LOSS ALLOCATION:

General Partners                               (1)             (30)              (2)               (31)
Class A Limited Partners                   (6,597)        (296,294)         (17,111)          (313,747)
                                   ---------------   --------------  ---------------  -----------------
                                          ($6,598)       ($296,323)        ($17,112)         ($313,778)
                                   ===============   ==============  ===============  =================


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                          7,650            7,650            7,650              7,650
                                   ---------------   --------------  ---------------  -----------------

NET LOSS PER CLASS A UNIT                  ($0.86)         ($38.73)          ($2.24)           ($41.01)
                                   ===============   ==============  ===============  =================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (Unaudited)


                                                               Subordinated
                                 General        Limited          Limited
                                 Partners      Partners          Partner         Total
                              -------------  --------------   -------------  -------------
Partners' Equity (Deficit)
  at December 31, 2000               ($160)     $6,029,973             $84     $6,029,897

Net Loss for the Six Months
  Ended June 30, 2001                  (31)       (313,747)              0       (313,778)
Less Cash Distributions               (347)     (3,467,628)              0     (3,467,975)
                              -------------  --------------   -------------  -------------

Partners' Equity (Deficit)
  at June 30, 2001                   ($191)     $2,248,598             $84     $2,248,144
                              =============  ==============   =============  =============






Partners' Equity (Deficit)
  at December 31, 2001               ($212)     $2,041,315             $71     $2,041,174

Net Loss for the Six Months
  Ended June 30, 2002                   (2)        (17,111)              0        (17,112)
                              -------------  --------------   -------------  -------------

Partners' Equity (Deficit)
  at June 30, 2002                   ($214)     $2,024,204             $71     $2,024,062
                              =============  ==============   =============  =============


                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                     Six Months          Six Months
                                                       Ended                Ended
                                                    June 30, 2002       June 30, 2001
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ----------------
CASH FLOW FROM OPERATING
 ACTIVITIES:

Net Loss                                                   ($17,112)         ($313,778)

Adjustments to reconcile net loss to net
 cash used for operations:
 Decrease(Increase) in Accounts Receivable                        0             17,427
 (Decrease)Increase in Accrued Liabilities                       10            (76,708)
                                                  ------------------   ----------------

 Net Cash Used for Operating Activities                     (17,102)          (373,059)
                                                  ------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Real Estate                                             0          4,329,479
  Decrease in Interest Receivable                                 0             24,934
                                                  ------------------   ----------------

Net Cash Provided by Investing Activities                         0          4,354,413

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Limited Partners                                0         (3,467,974)
 (Decrease)Increase in Note Payable                               0           (387,405)
                                                  ------------------   ----------------
 Net Cash Provided by Financing Activities                        0         (3,855,379)

 Increase (Decrease) in Cash and Cash Equivalents           (17,102)           125,975
                                                  ------------------   ----------------

Cash and Cash Equivalents at Beginning
 of Period                                                  129,674              1,649
                                                  ------------------   ----------------

Cash and Cash Equivalents at End of Period                 $112,572           $127,624
                                                  ==================   ================

                  See Notes to Condensed Financial Statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. ORGANIZATION:

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On August 8, 2002, there were 775 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in approximately 48 of the original 145 acres of undeveloped land ("the Property") located in York County, South Carolina. As of May 10, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds approximately 48 of the remaining acres of the Property for sale.


                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Registrant had cash on hand of $112,572. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the property, if any.

On May 11, 2001, the Partnership sold 96.9 acres of the property to Greenfield Development Company LLC. The gross sale price of the property was $4,338,360. A portion of the sale proceeds in the amount of $313,543 was used to pay debts to the General Partner. Closing costs and pro-rations incurred at settlement totaled $447,609 leaving net cash proceeds to the partnership of $3,577,208. On June 14, 2001, a .33 acre right-of-way was purchased by South Carolina Dept. of Transportation for $15,000.

On June 29, 2001, a distribution of $3,467,975 (representing $453 per unit) was distributed to the limited partners.

2. RESULTS OF OPERATIONS

The Registrant's net loss was $17,112 for the six months ended June 30, 2002 as compared to $313,778 for the six months ended June 30, 2001. The large difference between the two periods is due to the loss realized from the sale of the property during the June 30, 2001 period.

Professional and legal fees decreased from $12,649 as of June 30, 2001, to $9,680 for the six months ended June 30, 2002. These fees are less due to the greater expense incurred during 2001 related to the sale of the property. Interest expense decreased from $15,060 for the six months ended June 30, 2001, to $0 for the six months ended June 30, 2001. This decrease reflects the fact that the entire principal balance was repaid in 2001. All other expenses were in line with those incurred during the second quarter 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  EX 99.1 Certification by Officer filed June 30, 2002.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the six months ended June 30, 2002.





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


                                  INTERSTATE LAND INVESTORS II
                                  LIMITED PARTNERSHIP
                                  (REGISTRANT)



                                BY: /S/J. CHRISTOPHER BOONE
                                    -----------------------
                                    J. CHRISTOPHER BOONE
                                    ISC REALTY CORPORATION,
                                    GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                    OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                    REGISTRANT


DATE:         AUGUST  8, 2002