Form 10-Q
period 2002-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2002-11-13
CIK 853891

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	(Mark One) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for Quarterly Period Ended September 30, 2002 Commission file number 33-30312

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-1681116 (I.R.S. Employer Identification No.)

Wachovia Securities, NC0170
301 S. College St. – 17th Floor
Charlotte, NC 28288-0170
(Address of principal executive offices)
(Zip Code)

(704) 715-7616
(Registrant’s telephone number, including area code)

Wachovia Securities, Three Wachovia Center — 6th Floor
401 S. Tryon Street, Charlotte, NC 28288-1164
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

Yes  x      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

7,650 limited partnership units outstanding at November 6, 2002

Page 1 of 9 Sequentially Numbered Pages

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Balance Sheets
As of September 30, 2002 and December 31, 2001

	September 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS:

Unimproved land to be held and used	$1,911,500	$1,911,500
Cash and Cash Equivalents	102,760	129,674
Other Assets	0	0

	$2,014,260	$2,041,174

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):

Accrued Liabilities	$20	$0

	20	0

Class A Limited Partners’ Interest	2,014,384	2,041,315
Subordinated Limited Partners’ Interest	71	71
General Partners’ Interest	(215)	(212)

	2,014,240	2,041,174

	$2,014,260	$2,041,174

See attached notes to the condensed financial statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Statement of Operations
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

INCOME:

Sale of Real Estate	$0	$0	$0	$4,338,360
Interest Income	286	9,703	1,102	16,759

	286	9,703	1,102	4,355,119

EXPENSES:
Property Taxes	10	0	20	38
Cost of Real Estate Sale	0	0	0	4,623,774
Insurance Expense	0	0	250	263
Professional and Legal Fees	250	300	9,930	12,949
Interest expense	0	0	0	15,060
General and Administrative Costs	10,013	4,292	17,836	11,703

Total Expenses	10,273	4,592	28,036	4,663,786

NET INCOME (LOSS)	($9,987)	$5,112	($26,934)	($308,667)

NET INCOME (LOSS) ALLOCATION:
General Partners	($1)	$1	($3)	($31)
Class A Limited Partners	(9,986)	5,111	(26,931)	(308,636)

Total Net Income (Loss) Allocated to Partners	($9,987)	$5,112	($26,934)	($308,667)

CLASS A LIMITED PARTNERSHIP UNITS OUTSTANDING	7,650	7,650	7,650	7,650

NET LOSS PER CLASS A LIMITED PARTNERSHIP UNIT	($1.31)	$0.67	($3.52)	($40.35)

See attached notes to the condensed financial statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Statements of Cash Flows
For the Nine Months ended September 30, 2002 and 2001

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	($26,934)	($308,667)
Adjustments to reconcile net income (loss) to net cash used for operations:

Decrease in Accounts Receivable	0	17,427
Increase (Decrease) in Accrued Liabilities	20	(251,359)

	20	(233,932)

Net Cash used for Operating Activities	(26,914)	(542,599)

CASH FLOW FROM INVESTING ACTIVITIES:
Sale of Real Estate	0	4,329,479
Decrease in Interest Receivable	0	24,934

Net Cash Provided by Investing Activities	0	4,354,413

CASH FLOW FROM FINANCING ACTIVITIES:
Distributions to Limited Partners	0	(3,467,974)
Increase (Decrease) in Note Payable	0	(212,753)

Net Cash Provided by Financing Activities	0	(3,680,727)

Increase (Decrease) in Cash and Cash Equivalents	(26,914)	131,087

Cash and Cash Equivalents at Beginning of Period	129,674	1,649

Cash and Cash Equivalents at End of Period	$102,760	$132,736

See attached notes to the condensed financial statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Statement of Partners’ Equity (Deficit)
For the Nine Months ended September 30, 2002 and 2001
(Unaudited)

			Subordinated
	General	Limited	Limited
	Partners	Partners	Partner	Total

Partners’ Equity (Deficit) at December 31, 2000	($160)	$6,029,973	$84	$6,029,897

Net Income (Loss) for the Nine Months Ended September 30, 2001	(31)	(308,636)	0	(308,667)
Less Cash Distributions	(347)	(3,467,628)	0	(3,467,975)

PARTNERS’ EQUITY (DEFICIT) AT SEPTEMBER 30, 2001	($538)	$2,253,709	$84	$2,253,255

Partners’ Equity (Deficit) at December 31, 2001	($212)	$2,041,315	$71	$2,041,174

Net Income (Loss) for the Nine Months Ended September 30, 2002	(3)	(26,931)	0	(26,934)

PARTNERS’ EQUITY (DEFICIT) AT SEPTEMBER 30, 2002	($215)	$2,014,384	$71	$2,014,240

See attached notes to the condensed financial statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year to end December 31, 2002.

2. ORGANIZATION

Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 6, 2002, there were 775 unit holders of record. The Partnership’s business now consists of holding for investment, disposing and otherwise dealing in the remaining 48 acres out of the original 145 acres of undeveloped land (“the Property”) located in York County, South Carolina. As of May 10, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds approximately 48 of the remaining acres of the Property for sale.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources

As of September 30, 2002, the Registrant had $102,760 on hand in the form of cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the property, if any.

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

2. Results of Operations

For the nine months ended September 30, 2002, the Partnership reported a net loss of $26,934 as compared to a net loss of $308,667 for the nine months ended September 30, 2001. The loss for September 30, 2001 reflects the loss realized on the sale of the 96.9 acres.

Professional and legal fees decreased from $12,949 as of September 30, 2001, to $9,930 for the nine months ended September 30, 2002. The fees paid in 2001 are higher due to the fees incurred for review of documents pertaining to the sale of the property. Interest expense decreased from $15,060 for the nine months ended September 30, 2001 to zero for the current year. This decrease reflects the fact that the entire principal balance was repaid in 2001. General and administrative costs were up from $11,703 as of September 30, 2001, to $17,836 for the current nine-month period. The increase is due to database maintenance fees and a $3,890 real estate appraisal fee paid in the reporting quarter. All other expenses were in line with those incurred during the third quarter 2001.

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

EX 99.1 Certification by Officer filed November 6, 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were required to be filed during the nine months ended September 30, 2002.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

	By:	ISC REALTY CORPORATION
As Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer of
the Registrant

	By:	/s/Jeffrey K. Harpel

Jeffrey K. Harpel
Date: November 6, 2002

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate Land Investors II Limited Partnership, on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Jeffrey K. Harpel, General Partner and Principal Executive Officer, Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Limited Partnership.

/s/ Jeffrey K. Harpel Jeffrey K. Harpel
ISC Realty Corporation,
General Partner and Principal Executive Officer,
Principal Financial Officer of the Registrant
November 6, 2002