Form 10-K
period 2002-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2003-03-31
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to _______________

Commission File Number 33-30312
                       --------

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                     56-1669199
-------------------------                  ------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

Wachovia Securities, NC0170
301 S. College St. - 17th Floor
Charlotte, NC                                           28288-0170
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (704) 715-7616
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                    ----
                        Securities Registered Pursuant to
    Section 12(g) of the Act: Units of Class A Limited Partnership Interest
                              ---------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X   No
     -----    ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

Upon the sale of the remaining property, the estimated aggregate market value of the units of Class A Limited Partnership Interest ("Units") held by non-affiliates of the registrant would be approximately $1,872,500 based on a price of approximately $250 per Unit.

On March 19, 2003, there were 7,650 Units outstanding.

Documents Incorporated by Reference:  See Item 15

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

         During July 1990, the Registrant requested and received approval from the limited partners to extend the Partnership offering from July 31, 1990 until December 31, 1990. During July and August 1990, the Registrant requested and received limited partner approval to subdivide Tract 1 into four (4) separate parcels and to allow the Registrant to acquire a portion of the property in the event proceeds from investor subscriptions were not sufficient to acquire all of Tract 1. In addition, the seller of Tract 1 had agreed to extend the option to purchase Tract 1 from September 30, 1990 until December 31, 1990 (the "Option").

         Under the terms of the Option, in the event the Registrant was unable to sell the Maximum Offering Amount by December 31, 1990, but the Registrant had sold a minimum of 7,620 Units (the "Secondary Offering Amount") then the Registrant could purchase Tracts 1A and 1D (and it must purchase Tracts 1A and 1D simultaneously). Additionally, if the Registrant had achieved the Secondary Offering Amount, purchased Tracts 1A and 1D pursuant to the terms of the Option and had sold a minimum of 8,721 Units (the "Tertiary Offering Amount") prior to December 31, 1990, then the Registrant could purchase Tract 1B. Finally, if the Registrant achieved the Tertiary Offering Amount, and purchased Tracts 1A, 1B and 1D as herein above provided, and had sold a minimum of 9,588 Units prior to December 31, 1990, then the Registrant could purchase Tract 1C.

         The Registrant filed a post effective amendment to the original prospectus in August, 1990, outlining to the SEC these modifications to the offering and the amendment to the Partnership Agreement.

         On November 14, 1990, the Partnership received formal approval from the SEC on the post-effective amendment filed in August, 1990. Therefore, ISCR took additional subscriptions and was able to close on Parcels 1A and 1D on November 30, 1990. The total cost of the November 30, 1990 acquisition of Subtracts 1A and 1D was $1,908,605 which included a purchase price of $1,906,517, plus closing costs of $2,088. At that time, the Partnership determined that no further Units would be offered, sold and issued pursuant to the prospectus. The Partnership filed Post-effective Amendment No. 4 for the purpose of deregistering 1,938 unsold Units.

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

         The General Partner currently serves as general partner in several public and private partnerships, which currently own various types of real property. None of the prior partnerships sponsored by the General Partner or its affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partner or its affiliates may sponsor additional public or private partnerships in the future. In addition, the General Partner and its affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Located immediately adjacent to the Property is an approximately 96.74 acre tract which was owned by Interstate Land Investors I Limited Partnership ("Interstate I"), a North Carolina limited partnership having the same general partner as the Registrant. Interstate I acquired the adjacent property on September 30, 1988, for a purchase price of $4,200,000. Interstate I sold the adjacent property in May of 2001 to Greenfield Development Company, LLC and Interstate Land Investors I Limited Partnership was liquidated in 2001.

         The General Partner will devote only so much of its time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partner is engaged in other activities that also require its time and attention.

         As of December 31, 2002, the Registrant did not directly employ any persons in a full-time position. Certain employees of the General Partner performed services for the Registrant during the year.

ITEM 2 - PROPERTY

         The Property is located approximately 12 miles south of the Central Business District of Charlotte, North Carolina along the I-77 corridor and approximately 8 miles north of Rock Hill, South Carolina. While the Property is located in northeastern York County, South Carolina, the Property is considered a part of the Charlotte Metropolitan Service Area (MSA). The Property originally consisted of three separate tracts, all of which are zoned for agricultural use, more particularly described as follows:

         Tract 1 (which was subdivided - See Item 1) is an approximately 91.64 acre tract located in the northeast quadrant of I-77 and Gold Hill Road in York County, South Carolina. 16.1 acres of Tract 1 lies in a floodplain and the remaining 76.03 acres are usable and free of rights-of-way. Tract 1 has approximately 2,200 feet of frontage along Gold Hill Road and 3,600 feet of frontage along I-77. Electricity and telephones are available to Tract 1. Municipal water and sewer has been brought to the edge of the Property and would be made available if the Property were developed. If a sale was to occur, Tract 1 zoning would revert to BD-2 and BD-3 under the York County Zoning Ordinance. The BD-2 classification is designed to provide for the development of office and institutional parks in areas free of general commercial activity. The BD-3 classification is designed to provide for retail establishments, such as department stores and variety stores. Tract 1 was subdivided into four Tracts. Tract 1A is approximately 17.0 acres; Tract 1B, approximately 24.33 acres; Tract 1C, approximately 19.08 acres; and Tract 1D, approximately 31.23 acres. Tracts 1A and 1D are owned by the Registrant.

         Tract 2 consists of approximately 76.74 acres. Tract 2 has 2,819 feet of frontage on I-77 and is located north of Tract 1. Tract 2 is not contiguous to Tract 1. Access to Tract 2 is through Tract 3 to U.S. Highway 21. Additionally, Tract 2 adjoins a common boundary with the 95-acre tract of land owned by Interstate I. Electricity and telephones are available to Tract 2. Water is currently available to Tract 2 by extension through Tract 3. Water and sewer will be provided by a private utility company with facilities located west of Tract 2 on the west side of I-77. In addition, Tract 2 can be serviced by the water and sewer facilities serving the Charlotte Knights baseball stadium. If a sale was to occur, Tract 2 zoning would revert to UDD, urban development district, by the York County Council. The purpose of this district is to permit maximum flexibility in response to market demands in specific areas of the County. Permitted uses range from residential to business development and industrial.

         Tract 3 consists of approximately 20 acres of land fronting approximately 400 feet on U.S. Highway 21 and being contiguous to Tract 2. Additionally, a portion of the Property is contiguous to the tract that was owned by Interstate I. Electricity, telephone, water and sewer are all available to Tract 3. If a sale was to occur, Tract 3 zoning would revert to UDD, urban development district, by the York County, South Carolina, County Council.

         In June 2000, the Partnership entered into a contract with Greenfield Development Company, LLC, to sell 97 acres of the 145 acres of unimproved land for $45,000 per acre, subject to adjustments for wetlands acreage. The actual proceeds from the sale totaled $4,353,360. The purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the purchaser had until November 6, 2000, to complete their due diligence, however, Greenfield requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit was necessary to allow the proposed development. An additional $25,000 earnest money was deposited with the title agency for the first extension and $50,000 was deposited for the second extension. The first extension expired on March 6, 2001, and the sale was consummated on May 11, 2001.

         The remaining approximate 48 acres of the property consisting of Tract 1A and Tract 1D is listed and being marketed for sale at $57,500 per acre by Bissell Patrick. (See Item 13 - Related Transactions.)

ITEM 3 - LEGAL PROCEEDINGS

         The Partnership is not a party to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is not aware of any significant resale of Units since the Initial Closing on November 3, 1989. As of March 19, 2003, 775 persons were record owners of 7,650 Units.

         The Registrant in each year allocates to the investors and the General Partner any net profit prior to a sale of the Property. Such allocations to the investors are credited against the preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partner in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash prior to the sale of all or a portion of the Property. Allocations to the investors are subject to the limitations of the Partnership's limited partnership agreement.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENT OF OPERATIONS DATA

The following selected financial data for the five years ended December 31, 2002, have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2002, were audited by Faulkner and Thompson, P.A., and these financial statements and independent auditors' report are contained elsewhere in this report. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Partnership's audited financial statements (including the Notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                     Year ended     Year ended     Year ended     Year ended     Year ended
                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                           2002           2001           2000           1999           1998
                                    -----------    -----------    -----------    -----------    -----------
Revenue from Sale of Property       $         0    $ 4,353,360    $         0    $         0              0
Interest and Other Income           $     1,313    $    17,424    $     3,056    $     2,356    $     2,392
Property write-down                           0              0              0         84,310              0

Extraordinary Gain on
Extinguishment of Liability                   0        131,561              0              0              0

Expenses                                 33,446         36,985         57,177         51,880         52,506
                                    -----------    -----------    -----------    -----------    -----------

Net Loss                            $   (32,133)   $  (520,749)   $   (54,121)   $  (133,834)   $   (50,114)
                                    -----------    -----------    -----------    -----------    -----------
Distributions to limited partners   $       439    $ 3,467,974    $         0    $         0    $         0
                                    -----------    -----------    -----------    -----------    -----------
Net Loss Allocated
to Class A limited partners         $   (32,129)   $  (520,684)   $   (54,115)   $  (133,817)   $   (50,108)
                                    -----------    -----------    -----------    -----------    -----------
Net Loss Per Class A limited
partnership unit                    $     (4.20)   $    (68.06)   $     (7.07)   $    (17.49)   $     (6.55)
                                    -----------    -----------    -----------    -----------    -----------

SELECTED BALANCE SHEET DATA

                   December 31, December 31, December 31, December 31,  December 31,
                       2002         2001         2000         1999          1998
                    ----------   ----------   ----------   ----------   ----------
Total Assets        $2,008,978   $2,041,174   $6,494,010   $6,492,936   $6,572,386
Total Liabilities          376            0      464,113      408,918      354,534
                    ----------   ----------   ----------   ----------   ----------
Partner's Capital   $2,008,602   $2,041,174   $6,029,897   $6,084,018   $6,217,852
                    ----------   ----------   ----------   ----------   ----------


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Partnership sold one-third acre of the Property for $15,000 on May 10, 2001. On May 11, 2001, the Partnership sold 97 acres of the Property for $4,353,360. On June 29, 2001, a distribution of $3,467,974 ($453 per unit) was distributed to the limited partners. In 2001, there was a significant year end adjustment related to the cost basis of the properties sold. The original second quarter 2001 filing utilized an average cost basis on the properties sold. However, a year end adjustment totaling approximately $209,000 increased the cost basis of the property sold as the Partnership utilized the specific identification method on the properties sold which was more reflective of the proper cost.

         As of December 31, 2002, the Registrant had $97,478 in cash and cash equivalents on hand which will be retained to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximate 48 acres of the Property, its only sources of additional capital are from General Partner advances or other borrowings. The General Partner anticipates that any future additional funds necessary for the operations of the Partnership will be provided by ISCR.

         On May 23, 1995, the General Partner, ISCR, entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. In July of 1998, the line of credit amount was increased to $175,000 and in August of 1999, the amount was increased to $250,000. In accordance with the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. In May 2001, a portion of the proceeds from the sale of unimproved land was used to pay in full the debt and accrued interest. (See Note 5 of the audited financial statements.)

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

         The Registrant's net loss decreased from $520,749 for the year ended December 31, 2001, to $32,133 for the year ended December 31, 2002. With the exception of an approximately $3,800 fee for a real estate broker's opinion of value, the loss in 2002 is the result of regular and ongoing partnership expenses, compared to the loss incurred from the sale of a portion of the property in 2001. An extraordinary gain in the amount of $131,561 on extinguishment of debt was recorded by the Partnership in 2001. (See Note 4 of the audited financial statements.)

         Professional and legal fees increased from $26,707 in 2001 to $28,034 in 2002 reflecting extra charges incurred by auditors and tax preparers for new electronic filing requirements mandated by the IRS. Interest expense was zero in 2002 compared to $8,306 in 2001 because the note to ISCR was paid in full from the proceeds of the sale in May 2001. General and administrative expenses increased from $1,873 in 2001 to $5,392 in 2002 due to additional database management fees incurred also for the new IRS electronic filing requirements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

         The Registrant's net loss increased from $54,121 for the year ended December 31, 2000, to $520,749 for the year ended December 31, 2001. This loss is the result of the loss incurred from the sale of a portion of the property in 2001. An extraordinary gain on extinguishment of debt for $131,561 was recorded by the Partnership in 2001. (See Note 4 of the audited financial statements

         Professional and legal fees increased from $16,297 in 2000 to $26,707 in 2001 due to the review of the purchase contract and closing costs. Interest expense decreased to $8,306 in 2001 from $20,986 in 2001 because the note to ISCR was paid in full from the proceeds of the sale in May 2001. General and administrative expense decreased from $19,697 in 2000 to $1,873 due to discontinuation and forgiveness of Partnership management fees to ISCR. See Note 4 for further disclosure.

SELECTED QUARTERLY FINANCIAL DATA

         The table below shows excerpted results from our quarterly Reports on Form 10-Q filed in the years ended December 31, 2002 and 2001. Individual quarterly amounts may not be additive due to rounding.

                            2002 (unaudited)                                  2001 (unaudited)
                       1st       2nd      3rd       4th     Total       1st        2nd       3rd       4th      Total
                   Quarter   Quarter  Quarter   Quarter             Quarter    Quarter   Quarter   Quarter
 Total Revenues       $367      $284     $286      $376    $1,313       $35  $4,345,381   $9,703   $15,665  $4,370,784
 Total Expenses     10,882     6,882   10,273     5,409    33,446    17,490   4,641,704    4,592   359,308   5,023,094
      and other
  Extraordinary                                                                                    131,561     131,561
        Gain on
 Extinguishment
   of Liability

  Income (Loss)  ($10,515)  ($6,598)  ($9,987) ($5,033)  ($32,133) ($17,454) ($296,323)   $5,112  ($212,084) ($520,749)
           From
 Operations and
        Sale of
       Property

Net Income
(Loss)
Allocation:
        General      (105)       (1)      (1)       104      ($3)     (175)       (30)         1       152       ($52)
       Partners
        Class A   (10,410)   (6,597)  (9,987)   (5,135)  ($32,129) (17,280)  (296,294)     5,111 ($212,221) ($520,684)
        Limited
       Partners
     Net Income    ($1.36)   ($0.86)  ($1.31)    (0.67)   ($4.20)   ($2.26)   ($38.73)     $0.67   ($27.74)   ($68.06)
     (Loss) Per
        Class A
        Limited
    Partnership
           Unit

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership does not hold any financial instruments with market risk exposure.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements concerning either the December 31, 2002, financial statements or the December 31, 2001, financial statements.



                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. PII, the former managing general partner, filed for relief from creditors under Chapter 11 of the Bankruptcy Code during 1991. Effective January 1, 1992, the general partner interest of PII was converted to that of a Class A Limited Partner retaining the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A Limited Partners. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII's interest to ISCR. Because the Registrant has no directors or executive officers and because, to the Registrant's knowledge no person owns more than 10% of the Units, there is no disclosure pursuant to Item 405 of Regulation S-K contained in this report.

         Information as to ISCR, the current Managing General Partner, is as follows:

                       Information About Executive Officer

Jeffrey K. Harpel          Principal Executive, Financial and Accounting Officer
                           of ISCR since 2002. He is 50 years old.

         Jeffrey K. Harpel is Sr. Vice President & Managing Director of Wachovia Securities, Inc. (WSI), an affiliate of ISCR. WSI is the brokerage division of the parent company Wachovia Corporation, a large east-coast bank. Before joining Wachovia Securities in 1988, Mr. Harpel was Controller & Managing Director at Wheat First Securities. He received his B.S. degree from Penn State.

         The officer holds office until his death, resignation, retirement, removal, disqualification or his successor is elected and qualified.

         On April 1, 1999, ISCR's parent company, Interstate/Johnson Lane, Inc., merged into Wachovia Corporation and on September 1, 2001, Wachovia Corporation and First Union Corporation merged. The new organization functions under the name Wachovia Corporation. Personnel and offices continue to operate as usual.


ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration from the Partnership was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership fiscal year ended December 31, 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED MATTERS

         As of March 19, 2003, Begley-Hall, P.O. Box 1027, Mount Airy, NC 27030, an investment partnership, beneficially owned 6.87% of the limited partnership interests or 525.6 Units.

         As of March 19, 2003, none of the individual directors and officers of the General Partner beneficially owned any Units. ISCR has sole investment and voting power with respect to the securities indicated in the table below. The address of ISCR is 901 E. Byrd St., Richmond, VA 23019.

                                                                                Amount and
                                                                                 Nature of
                                                                                Beneficial        Percent of
Partner Type                                 Name & Address                      Ownership           Class
------------                                 --------------                     ----------        ----------
Subordinated Limited                     ISC Realty Corporation                  0 Units              100%
General Partner                          ISC Realty Corporation                  0 Units              100%
Class A Limited Partner                  ISC Realty Corporation              160.65 Units             2.1%

The Partnership does not have any equity compensation plans.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The remaining approximate 48 acres of the Property is listed for sale with Bissell Patrick. Should a sale of the property occur from this contractual listing agreement, the past president of ISCR, J. Christopher Boone, may receive a sales commission through a separate agreement between Mr. Boone and Bissell Patrick. As the purchase price of the property is not known, the Partnership is unable to determine the amount of the sales commission, if any, that Mr. Boone may receive.

ITEM 14 -  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The General Partner's Senior Vice President (our principal executive officer and principal financial officer,) has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this Report, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Partnership's management, including the General Partner's Senior Vice President, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.


                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Schedules.

                  See Index to Financial Statements included in Appendix A to this Form 10-K. Schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter of 2002.

         (c)      Exhibits.

                  No exhibits are attached to this filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERSTATE LAND INVESTORS II
                                      A NORTH CAROLINA LIMITED PARTNERSHIP

                                          BY:  ISC REALTY CORPORATION
                                               AS PRINCIPAL EXECUTIVE OFFICER,
                                               PRINCIPAL FINANCIAL OFFICER,
                                               PRINCIPAL ACCOUNTING OFFICER AND
                                               GENERAL PARTNER
                                               OF THE REGISTRANT


                                          BY:  /S/JEFFREY K. HARPEL
                                               JEFFREY K. HARPEL

DATE:    MARCH 19, 2003


        PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey K. Harpel, certify that:

1. I have reviewed this annual report on Form 10-K of Interstate Land Investors II Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:
/s/Jeffrey K. Harpel
--------------------
Jeffrey K. Harpel
Senior Vice President
ISC Realty Corporation,
General Partner,
Principal Executive Officer
and Principal Financial Officer
of the Registrant

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERSTATE LAND INVESTORS II
                                     A NORTH CAROLINA LIMITED PARTNERSHIP

                                        BY:   ISC REALTY CORPORATION
                                              AS PRINCIPAL EXECUTIVE OFFICER,
                                              PRINCIPAL FINANCIAL OFFICER,
                                              PRINCIPAL ACCOUNTING OFFICER AND
                                              GENERAL PARTNER
                                              OF THE REGISTRANT



                                        BY:   ______________________________
                                              JEFFREY K. HARPEL

DATE:    MARCH 19, 2003




        PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey K. Harpel, certify that:

1. I have reviewed this annual report on Form 10-K of Interstate Land Investors II Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:
----------------
Jeffrey K. Harpel
Senior Vice President
ISC Realty Corporation,
General Partner,
Principal Executive Officer
and Principal Financial Officer
of the Registrant

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                        As of December 31, 2002 and 2001
                          and for the three years ended
                        December 31, 2002, 2001 and 2000








                           FAULKNER AND THOMPSON, P.A.

                          CERTIFIED PUBLIC ACCOUNTANTS

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS



                                                                  Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  1

BALANCE SHEETS                                                      2

STATEMENTS OF OPERATIONS                                            3

STATEMENT OF PARTNERS' CAPITAL                                      4

STATEMENTS OF CASH FLOWS                                            5

NOTES TO FINANCIAL STATEMENTS                                       6

                           FAULKNER AND THOMPSON, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 2456
                      ROCK HILL, SOUTH CAROLINA 29732-4456







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Interstate Land Investors II, Limited Partnership
Charlotte, North Carolina

         We have audited the balance sheets of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2002 and 2001 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.





Charlotte, North Carolina
February 6, 2003

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,
--------------------------------------------------------------------------------



                                     ASSETS

                                                           2002         2001
                                                        ----------   ----------

Unimproved land held for investment purposes            $1,911,500   $1,911,500
Cash and cash equivalents                                   97,478      129,674
                                                        ----------   ----------
                                                        $2,008,978   $2,041,174
                                                        ==========   ==========


                        LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
    Accrued expenses                                    $      376   $     --
                                                        ----------   ----------
                                                               376         --
                                                        ----------   ----------

PARTNERS' CAPITAL
    Class A limited partners' interest
       (authorized, 9,588 units; issued
       and outstanding, 7,650 units)                     2,008,747    2,041,315
    Subordinated limited partner's interest                     70           71
    General partners' capital deficiency                      (215)        (212)
                                                        ----------   ----------
                                                         2,008,602    2,041,174
                                                        ----------   ----------
                                                        $2,008,978   $2,041,174
                                                        ==========   ==========



                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     For the three years ended December 31,
--------------------------------------------------------------------------------



                                                 2002       2001         2000
                                             ---------  ----------   ----------

INCOME
   Sale of real estate                       $   --     $4,353,360    $   --
   Interest                                     1,313       17,424       3,056
                                             ---------  ----------   ----------
                                                1,313    4,370,784       3,056
                                             ---------  ----------   ----------

OPERATING EXPENSES
   Cost of real estate sold                      --      4,986,109        --
   Professional fees                           28,034       26,707      16,297
   Property tax                                    20           99         197
   Interest expense                              --          8,306      20,986
   General and administrative                   5,392        1,873      19,697
                                             ---------  ----------   ----------
                                               33,446    5,023,094      57,177
                                             ---------  ----------   ----------

     Net loss before extraordinary item       (32,133)    (652,310)    (54,121)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF LIABILITY - RELATED PARTY                  --        131,561        --
                                             ---------  ----------   ----------

     Net loss                                $(32,133)   $(520,749)   $(54,121)
                                             =========  ===========  ==========

NET LOSS ALLOCATED TO
   Class A limited partners                  $(32,129)   $(520,684)   $(54,115)
   Subordinated limited partner                    (1)         (13)         (1)
   General partners                                (3)         (52)         (5)
                                             ---------  ----------   ----------
                                             $(32,133)   $(520,749)   $(54,121)
                                             =========  ===========  ==========

Weighted average Class A limited
   partnership units outstanding                7,650        7,650       7,650
                                             =========  ===========  ==========

Net loss per weighted average Class A
   limited partnership unit                    $(4.20)     $(68.06)     $(7.07)
                                             =========  ===========  ==========





                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                  STATEMENT OF PARTNERS' CAPITAL For the three
                  years ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                                                           Subordinated
                                     Class A Limited Partners      ---------------------------
                                    --------------------------       Limited        General
                                        Units        Amount          Partner        Partners         Total
                                    -----------    -----------     -----------     -----------     -----------

Partners' capital (deficiency) -
    December 31, 1999                     7,650    $ 6,084,088     $        85     $      (155)    $ 6,084,018

    Net loss, year ended
    December 31, 2000                      --          (54,115)             (1)             (5)        (54,121)
                                    -----------    -----------     -----------     -----------     -----------

Partners' capital (deficiency) -
    December 31, 2000                     7,650      6,029,973              84            (160)      6,029,897

    Net loss, year ended
    December 31, 2001                      --         (520,684)            (13)            (52)       (520,749)

    Distributions to partners              --       (3,467,974)          (--)            (--)       (3,467,974)
                                    -----------    -----------     -----------     -----------     -----------

Partners' capital (deficiency) -
    December 31, 2001                     7,650      2,041,315              71            (212)      2,041,174

    Net loss, year ended
    December 31, 2002                      --          (32,129)             (1)             (3)        (32,133)

    Distributions to partners              --             (439)          (--)            (--)             (439)
                                    -----------    -----------     -----------     -----------     -----------

Partners' capital (deficiency) -
    December 31, 2002                     7,650    $ 2,008,747     $        70     $      (215)    $ 2,008,602
                                    ===========    ===========     ===========     ===========     ===========





                       See Notes to Financial Statements.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     For the three years ended December 31,

--------------------------------------------------------------------------------


                                                            2002            2001               2000
                                                            ----            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (32,133)      $(520,749)         $(54,121)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities
         Loss on sale of unimproved land held for
            investment purposes                                  -         632,749                 -
         (Increase) decrease in interest receivable -
            related party                                        -          42,361            (2,868)
         Increase (decrease) in other liabilities              376        (251,359)           37,195
         Proceeds from sale of unimproved land
            (net of closing costs totaling $447,609)                     3,905,751                 -
                                                           -------       ---------           -------

              Net cash provided by (used for) operating
                 activities                                (31,757)      3,808,753           (19,794)
                                                           -------       ---------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advance from related party                                    -          15,000            18,000
   Distributions to partners                                  (439)     (3,467,974)                -
   Payment on line-of-credit - related party                     -        (175,000)                -
   Payment on advance from related party                        (-)        (52,754)                -
                                                           -------       ---------           -------

              Net cash provided by (used for)
                 financing activities                         (439)     (3,680,728)           18,000
                                                           -------       ---------           -------

              Net increase (decrease) in cash and cash
                equivalents                                (32,196)        128,025            (1,794)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                 129,674           1,649             3,443
                                                           -------       ---------           -------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 97,478      $  129,674           $ 1,649
                                                          ========      ==========           =======



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

        Until January 1, 1992, the managing general partner was Performance Investments, Inc. (PII), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (ISCR) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co- managing partners. In November 1991 PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. In December 1993, upon the approval of 67% of the Class A limited partners' interest and upon meeting certain conditions in the partnership agreement, the partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. The property was to be sold by November 1994, or at that time Mr. Allen would agree to either (i) purchase the property from the Partnership on such date at the purchase price or, (ii) elect not to purchase the property at the purchase price but instead forfeit his right to receive subordinated returns, withdraw as a general partner and transfer his general partnership interest to ISCR. In 1997 Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by the transfer of his interest and PII's interest to ISCR.

        The general partners are solely responsible for the day-to-day management and operation of the property. ISCR is responsible for certain administrative functions of the Partnership and beginning in November 1989, is entitled to an annual administrative fee equal to .25% of the cost of the property acquired. Payment of such administrative fee is deferred until the sale of the property and the return of the Class A limited partners' invested capital plus their preferred return, as defined. Any such deferred fee will accrue interest at the prime rate plus 1%. In 2002, management of ISCR determined that this fee would never be paid. Accordingly, the fee was written-off as uncollectible and reported as an extraordinary gain on extinguishment of debt.

      CASH EQUIVALENTS

        For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Partnership's cash consisted of monies deposited through Wachovia Securities, Inc. (a related company to ISCR) in a money market fund.

      UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES

        The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. In the fourth quarter of 2000, the Partnership recorded a write-down of the carrying amount of their property of approximately $84,000 to reflect the general partner's estimate of the property's estimated realizable value.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES, CONTINUED

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

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - UNIMPROVED LAND HELD FOR APPRECIATION

     PROVISION FOR WRITE-DOWN OF UNIMPROVED LAND

        The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset values. During the fourth quarter of 1999, the Partnership recorded a non-cash charge of approximately $84,000, or approximately $11 per limited partnership unit, to write-down its unimproved land to its estimated realizable value. This charge was reflected in the basis of the property sold in 2001. Management deems that the market value of the land held for investment purposes at December 31, 2002 is in excess of its cost.


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

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS, CONTINUED

     The Partnership incurred expense of approximately $16,200 in 2000 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations. The accompanying liability was forgiven by ISCR in 2001 and this is included in the extraordinary item as an extinguishment of debt.

     See Note 1 for fees paid to ISCR and its affiliates in connection with organizing the Partnership and the subsequent sale of limited partnership interests.


NOTE 5 - LINE-OF-CREDIT FROM RELATED PARTY

     On May 23, 1995, the Partnership obtained a line-of-credit from ISCR to utilize as needed. Interest was charged on this line-of-credit at 2% above the announced prime-lending rate of Bank of America, resulting in a rate of 0% and 11.5% at December 31, 2002 and 2001, respectively. ISCR received a mortgage and assignment of rents and leases on the property as security. Interest accrued on this line-of-credit which would be paid along with the outstanding principal balance on the earlier of:

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

     During the years ended December 31, 2002, 2001 and 2000, interest expense of $0, $85,014 and $0, respectively, was paid to ISCR.


NOTE 6 - SALE OF UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES

     On June 29, 2000, the Partnership entered into a contract to sell 97 acres of the Partnership's 145 acres of unimproved land held for sale. A majority of the limited partners approved the sale of unimproved land on August 7, 2000.

     Subsequently, on May 11, 2001, the Partnership sold the 97 acres of unimproved land held for investment purposes related to this contract. The Partnership realized a loss related to this sale calculated as follows:

         Sales proceeds                                  $  4,353,360
           Less:  Carrying value of acreage sold           (4,538,500)
           Less:  Selling costs                              (447,609)
                                                         -------------
            Loss on sale                                 $   (632,749)
                                                         =============

     In 1999, the Partnership recorded an impairment loss in order to reflect management's expected cash flow from its land held for sale. Management believes the expected cash flow from the remaining 48 acres of unimproved land held for sale will be greater than the carrying value.

                          INTERSTATE LAND INVESTORS II,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 NOTE 7 - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

      A reconciliation of financial statement net loss and taxable loss is as follows:

                                                       2002          2001           2000
                                                    ---------     ----------      ---------
    Financial statement net loss                    $(32,133)     $(520,749)      $(54,121)
      Less: Temporary non-taxable
                    income from related  party             -              -         (2,868)
      Less: Expenses deductible for tax
              purposes in excess of book                   -       (128,151)             -
      Less: Tax loss on sale of property in
              excess of book loss                          -        (84,310)             -
      Less: Excludable gain for tax purposes
               on extinguishments of debt from
              related party                                -       (131,561)             -
      Plus: Temporary non-deductible
                   expenses to related party               -              -         37,195
                                                    ---------     ----------      ---------

       Taxable loss                                 $(32,133)     $(864,771)      $(19,794)
                                                    =========     ==========      =========