Form 10-Q
period 2003-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2003-05-20
CIK 853891

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for Quarterly Period Ended March 31, 2003 Commission file number 33-30312

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-1681116 (I.R.S. Employer Identification No.)

Wachovia Securities, NC0170
301 S. College St. – 17th Floor, Charlotte, NC 28288-0170
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

Yes   x     No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes          No    x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

7,650 limited partnership units outstanding at May 15, 2003

Page 1 of 10 Sequentially Numbered Pages

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2003, AND DECEMBER 31, 2002

	March 31,
	2003	December 31,
	(Unaudited)	2002

ASSETS:

Unimproved Land Held for Investment Purposes	$1,911,500	$1,911,500
Cash and Cash Equivalents	97,597	97,478

	$2,009,097	$2,008,978

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):

Accrued Liabilities	30	20
Due to General Partner	14,744	356

	14,774	376

Class A Limited Partners’ Interest	1,994,469	2,008,747
Subordinated Limited Partners’ Interest	70	70
General Partners’ Interest	(216)	(215)

	1,994,323	2,008,602

	$2,009,097	$2,008,978

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
Condensed Statements of Operations

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)

INCOME:
Interest Income	$120	$367

	120	367

EXPENSES:
Professional and Legal Fees	8,392	7,205
Property Tax Expense	10	10
General and Administrative Costs	5,997	3,667

	$14,399	$10,882

NET LOSS	($14,279)	($10,515)

NET LOSS ALLOCATION:

General Partners	(143)	(105)
Class A Limited Partners	(14,136)	(10,410)

	($14,279)	($10,515)

CLASS A LIMITED PARTNERSHIP UNITS OUTSTANDING	7,650	7,650

NET LOSS PER CLASS A UNIT	($1.85)	($1.36)

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

			Subordinated
	General	Limited	Limited
	Partners	Partners	Partner	Total

Partners’ Equity (Deficit) at December 31, 2001	($212)	$2,041,315	$71	$2,041,174

Net Loss for the Three Months Ended March 31, 2002	(1)	(10,410)	0	(10,515)

Partners’ Equity (Deficit) at March 31, 2002	($317)	$2,030,905	$71	$2,030,659

Partners’ Equity (Deficit) at December 31, 2002	($215)	$2,008,747	$70	$2,008,602

Net Loss for the Three Months Ended March 31, 2003	(1)	(14,278)	0	(14,279)

Partners’ Equity (Deficit) at March 31, 2003	($216)	$1,994,469	$70	$1,994,323

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	($14,279)	($10,515)

Adjustments to reconcile net loss to net cash used for operations:

Increase in Accrued Liabilities	10	10

Net Cash Provided by (Used for) Operating Activities	(14,269)	(10,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from Related Party	14,388	0

Net Cash Provided by Financing Activities	14,388	0

Increase (Decrease) in Cash and Cash Equivalents	119	(10,505)

Cash and Cash Equivalents at Beginning of Period	97,478	129,674

Cash and Cash Equivalents at End of Period	$97,597	$119,169

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year to end December 31, 2003.

2.	ORGANIZATION:

     Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On May 15, 2003, there were 775 unit holders of record. The Partnership’s business now consists of holding for investment, disposing and otherwise dealing in approximately 48 of the original 145 acres of undeveloped land (“the Property”) located in York County, South Carolina. On May 10, 2001, the Partnership sold 97 acres of the Property to Greenfield Development Company and the Partnership now holds approximately 48 of the remaining acres of the Property for sale.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources

     As of March 31, 2003, the Registrant had $97,597 on hand in the form of cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans from ISC Realty Corporation, the general partner of the Partnership (the “General Partner”) or other borrowings and proceeds from the sale of resources (i.e., timber) on the Property, if any.

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

     On June 29, 2001, a distribution of $3,467,975 (representing $453 per unit) was distributed to the limited partners of the Partnership.

2. Results of Operations

     The Registrant’s net loss was $14,279 for the first quarter ended March 31, 2003, compared to a loss of $10,515 for the same period in 2002. This loss is due to higher accounting fees paid in the first quarter and expenses incurred for printing partnership-addressed envelopes to mail the K-1 forms.

     Interest income decreased to $120 for the quarter ended March 31, 2003, compared with $367 for the quarter ended March 31, 2002, due to lower dollar amount of cash on hand calculated at lower interest rate percentages.

     Professional and legal fees increased to $8,392 for the three months ended March 31, 2003, compared to $7,205 for the three months ended March 31, 2002. This increase reflects higher accounting fees paid in the current quarter for K-1 and tax return preparation and filing. General and administrative costs increased to $5,997 compared to $3,667 for the first quarter of 2002. This increase is due to cost of printing partnership-addressed envelopes to mail K-1s to the limited partners. All other expenses were comparable with the 2002 first quarter.

3. Quantitative and Qualitative Disclosures About Market Risk.

     The Partnership dies not hold any financial instruments with market risk exposure.

4. Controls and Procedures

     Evaluation of disclosure controls and procedures. The General Partner’s Senior Vice President (our principal executive officer and principal financial officer,) has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this Report, that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Partnership’s management, including the General Partner’s Senior Vice President, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit 99.1 Certification by Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. Of 2002.

     (b)  Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended March 31, 2003.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE LAND INVESTORS II
LIMITED PARTNERSHIP

		By:	ISC REALTY CORPORATION
As Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer of
the Registrant

		By:	/s/Jeffrey K. Harpel

Jeffrey K. Harpel
Date:	May 15, 2003

PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey K. Harpel, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Interstate Land Investors II Limited Partnership;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

Date: May 15, 2003	/s/Jeffrey K. Harpel

Jeffrey K. Harpel
Senior Vice President
ISC Realty Corporation,
General Partner,
Principal Executive Officer
and Principal Financial Officer
of the Registrant