Form 10-Q
period 2003-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2003-08-14
CIK 853891

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 33-30312

INTERSTATE LAND INVESTORS II
LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-1681116 (I.R.S. Employer Identification No.)

Wachovia Securities, NC0170
301 S. College St. – 17th Floor, Charlotte, NC 28288-0170
(Address of principal executive offices)(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The Registrant has 7,650 limited partnership units outstanding at August 11, 2003.

Page 1 of 9 Sequentially Numbered Pages

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Balance Sheets

As of June 30, 2003, and December 31, 2002

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS:
Unimproved Land Held for Investment Purposes	$1,911,500	$1,911,500
Cash and Cash Equivalents	97,651	97,478

Total Assets	$2,009,151	$2,008,978

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Accrued Liabilities	$280	$20
Due to General Partner	25,132	356

Total Liabilities	25,412	376

Class A Limited Partners’ Interest	1,983,886	2,008,747
Subordinated Limited Partners’ Interest	70	70
General Partners’ Interest	(217)	(215)

Total Partners’ Equity	1,983,739	2,008,602

Total Liabilities & Partners’ Equity	$2,009,151	$2,008,978

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Statements of Operations

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME:
Interest Income	$53	$284	$173	$650

	53	284	173	650
EXPENSES:
Property Taxes	0	0	10	10
Insurance Expense	250	250	250	250
Professional and Legal Fees	3,148	2,475	11,540	9,680
General and Administrative Costs	7,239	4,157	13,236	7,822

	10,637	6,882	25,036	17,762

NET LOSS	($10,584)	($6,598)	($24,863)	($17,112)

NET LOSS ALLOCATION:
General Partners	(1)	(1)	(2)	(2)
Class A Limited Partners	(10,583)	(6,597)	(24,861)	(17,110)

	($10,584)	($6,598)	($24,863)	($17,112)

CLASS A LIMITED PARTNERSHIP UNITS OUTSTANDING	7,650	7,650	7,650	7,650

NET LOSS PER CLASS A UNIT	($1.38)	($0.86)	($3.25)	($2.24)

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Statements of Partners’ Equity (Deficit)

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

			Subordinated
	General	Limited	Limited
	Partners	Partners	Partner	Total

Partners’ Equity (Deficit) at December 31, 2001	($212)	$2,041,315	$71	$2,041,174
Net Loss for the Six Months Ended June 30, 2002	(2)	(17,110)	0	(17,112)

Partners’ Equity (Deficit) at June 30, 2002	($214)	$2,024,205	$71	$2,024,062

Partners’ Equity (Deficit) at December 31, 2002	($215)	$2,008,747	$70	$2,008,602
Net Loss for the Six Months Ended June 30, 2003	(2)	(24,861)	0	(24,863)

Partners’ Equity (Deficit) at June 30, 2003	($217)	$1,983,886	$70	$1,983,739

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	($24,863)	($17,112)
Adjustments to reconcile net loss to net cash used for operations:
(Decrease)Increase in Accrued Liabilities	260	10

Net Cash Used for Operating Activities	(24,603)	(17,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from Related Party	24,776	0

Net Cash Provided by Financing Activities	24,776	0
Increase (Decrease) in Cash and Cash Equivalents	173	(17,102)

Cash and Cash Equivalents at Beginning of Period	97,478	129,674

Cash and Cash Equivalents at End of Period	$97,651	$112,572

See Notes to Condensed Financial Statements

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. ORGANIZATION:

Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On August 11, 2003, there were 775 unit holders of record. The Partnership’s business now consists of holding for investment, disposing and otherwise dealing in approximately 48 of the original 145 acres of undeveloped land (“the Property”) located in York County, South Carolina. On May 10, 2001, the Partnership sold approximately 97 acres of the property to Greenfield Development Company and the Partnership now holds approximately 48 of the remaining acres of the Property for sale.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources

As of June 30, 2003, the Registrant had cash on hand of $97,651. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the property, if any.

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

2. Results of Operations

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002. The Registrant’s net loss was $10,584 for the three months ended June 30, 2003 as compared to a net loss of $6,598 for the three months ended June 30, 2002. The difference between the two periods is due to higher general and administrative and professional and legal fees paid during the 2003 period as well as the timing of the payments of the bills.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002. The Registrant’s net loss was $24,863 for the six months ended June 30, 2003 as compared to a net loss of $17,112 for the six months ended June 30, 2002. The difference between the two periods is due to higher general and administrative and professional and legal fees paid during the 2003 period.

Professional and legal fees increased from $9,680 for the six months ended June 30, 2002, to $11,540 for the six months ended June 30, 2003. This increase is due to higher accounting fees paid for K-1 preparation and filing during 2003. General and administrative costs increased to $13,236 for the six months ended June 30, 2003 compared to $7,823 for the same period in 2002. This increase is due to the higher cost of outsourced database maintenance fees as well as the cost of printing partnership-addressed envelopes to mail K-1s to the limited partners. All other expenses were in line with those incurred during the same period in 2002.

3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership does not hold any financial instruments with market risk exposure.

4. Controls and Procedures

The General Partner’s Senior Vice President (the Partnership’s principal executive officer and principal financial officer) has concluded, as of the end of the period covered by this report, based on his evaluation as required by Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to the Partnership’s management, including the General Partner’s Senior Vice President, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Partnership’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the Partnership’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Exhibit 31.1 Certification by Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification by Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 2003.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

		By:	ISC REALTY CORPORATION
As Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Registrant

		By:	/s/ Jeffrey K. Harpel

Jeffrey K. Harpel

Date:	August 13, 2003