Form 10-Q
period 2003-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2003-11-19
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for Quarterly Period Ended SEPTEMBER 30, 2003

or

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

                          WACHOVIA SECURITIES, NC0170
                        301 S. COLLEGE ST. - 17TH FLOOR
                            CHARLOTTE, NC 28288-0170
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 715-1384
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       7,650 limited partnership units outstanding at November 19, 2003


                    Page 1 of 9 Sequentially Numbered Pages

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                                    September 30,
                                                        2003             December 31,
                                                     (Unaudited)             2002
                                                    -------------        ------------

     ASSETS:

Unimproved Land Held for Investment Purposes         $ 1,911,500         $ 1,911,500
Cash and Cash Equivalents                                 97,544              97,478
                                                     -----------         -----------
  TOTAL ASSETS                                       $ 2,009,044         $ 2,008,978
                                                     ===========         ===========


  LIABILITIES AND PARTNERS' EQUITY (DEFICIT):

Accrued Liabilities                                  $       290         $        20
Due to General Partner                                    37,348                 356
                                                     -----------         -----------
  TOTAL LIABILITIES                                       37,638                 376
                                                     -----------         -----------

Class A Limited Partners' Interest                     1,971,554           2,008,747
Subordinated Limited Partners' Interest                       70                  70
General Partners' Interest                                  (219)               (215)
                                                     -----------         -----------

  TOTAL PARTNER'S EQUITY                               1,971,405           2,008,602
                                                     -----------         -----------

  TOTAL LIABILITIES AND PARTNERS' EQUITY:            $ 2,009,044         $ 2,008,978
                                                     ===========         ===========

             See attached notes to condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                           Three            Three            Nine             Nine
                                           Months           Months          Months           Months
                                           Ended            Ended            Ended            Ended
                                       September 30,    September 30,    September 30,    September 30,
                                           2003             2002            2003             2002
                                       -------------    -------------    -------------    -------------

INCOME:

 Interest Income                         $     13         $    286         $    186         $  1,102
                                         --------         --------         --------         --------
  Total Income                                 13              286              186            1,102

EXPENSES:
 Property Taxes                                10               10               20               20
 Insurance Expense                              0                0              250              250
 Professional and Legal Fees                6,910              250           18,450            9,930
 General and Administrative Costs           5,426           10,013           18,662           17,836
                                         --------         --------         --------         --------

 Total Expenses                            12,346           10,273           37,382           28,036
                                         --------         --------         --------         --------

NET INCOME (LOSS)                        $(12,334)        $ (9,987)        $(37,197)        $(26,934)
                                         ========         ========         ========         ========


NET INCOME (LOSS) ALLOCATION:
General Partners                         $     (1)        $     (1)        $     (4)        $     (3)
Class A Limited Partners                  (12,332)          (9,986)         (37,193)         (26,931)
                                         --------         --------         --------         --------

 Total Net Income (Loss)
  Allocated to Partners                  $(12,334)        $ (9,987)        $(37,197)        $(26,934)
                                         ========         ========         ========         ========


CLASS A LIMITED PARTNERSHIP
 UNITS OUTSTANDING                          7,650            7,650            7,650            7,650
                                         ========         ========         ========         ========


NET LOSS PER CLASS A
 LIMITED PARTNERSHIP UNIT                $  (1.61)        $  (1.31)        $  (4.86)        $  (3.52)
                                         ========         ========         ========         ========

             See attached notes to condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

               CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                  (Unaudited)


                                                                                    Subordinated
                                               General             Limited             Limited
                                              Partners             Partners            Partner            Total
                                             -----------         -----------        ------------        -----------

Partners' Equity (Deficit)
  at December 31, 2001                       $      (212)        $ 2,041,315         $        71        $ 2,041,174

Net Income (Loss) for the Nine Months
  Ended September 30, 2002                            (3)            (26,931)                  0            (26,934)
                                             -----------         -----------         -----------        -----------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 2002                       $      (215)        $ 2,014,384         $        71        $ 2,014,240
                                             ===========         ===========         ===========        ===========




Partners' Equity (Deficit)
  at December 31, 2002                       $      (215)        $ 2,008,747         $        70        $ 2,008,602

Net Income (Loss) for the Nine Months
  Ended September 30, 2003                            (4)            (37,193)                  0            (37,197)
                                             -----------         -----------         -----------        -----------

PARTNERS' EQUITY (DEFICIT)
 AT SEPTEMBER 30, 2003                       $      (219)        $ 1,971,554         $        70        $ 1,971,405
                                             ===========         ===========         ===========        ===========

             See attached notes to condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                        Nine Months       Nine Months
                                                                            Ended            Ended
                                                                        September 30,     September 30,
                                                                             2003             2002
                                                                         (Unaudited)       (Unaudited)
                                                                        -------------     -------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                                  $ (37,197)        $ (26,934)

Adjustments to reconcile net loss to net cash used for operations:
  Increase in Accrued Liabilities                                               270                20
                                                                          ---------         ---------
  Net Cash Used for Operating Activities:                                   (36,927)          (26,914)

CASH FLOW FROM FINANCING ACTIVITIES:
  Advance from Related Party                                                 36,992                 0
                                                                          ---------         ---------
  Net Cash Provided by Financing Activities                               $  36,992         $       0
                                                                          ---------         ---------

Increase (Decrease) in Cash and Cash Equivalents                          $      66         $ (26,914)
                                                                          ---------         ---------



Cash and Cash Equivalents at Beginning of Period                             97,478           129,674
                                                                          ---------         ---------

Cash and Cash Equivalents at End of Period                                $  97,544         $ 102,760
                                                                          =========         =========

             See attached notes to condensed financial statements

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.       ORGANIZATION

Interstate Land Investors II Limited Partnership ("Registrant" or "Partnership") is a North Carolina limited partnership. The Partnership filed registration statements in 1989 and 1990 and offered the sale of the limited partnership interests to persons who were admitted as limited partners. The initial offering became effective September 29, 1989, and was terminated November 3, 1989. The post effective amendment was filed in August 1990, approved in November 1990, and closed November 30, 1990. Capital contributions of $100 were received from the general partners and $7,650,000 from the limited partners. The limited partnership units were sold in $1,000 units. On November 11, 2003, there were 775 unit holders of record. The Partnership's business now consists of holding for investment, disposing and otherwise dealing in approximately 48 of the original 145 acres of undeveloped land ("the Property") located in York County, South Carolina. On May 10, 2001, the Partnership sold 97 acres of the property to Greenfield Development Company and the Partnership now holds approximately 48 of the remaining acres of the Property for sale.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Registrant had $97,544 on hand in the form of cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the Property, its only sources of additional capital are additional loans and proceeds from the sale of resources (i.e., timber) on the Property, if any.

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

2.       RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002. The Registrant's net loss was $12,334 for the three months ended September 30, 2003 as compared to a net loss of $9,987 for the three months ended September 30, 2002. The difference between the two periods is due to higher professional and legal fees incurred during the 2003 period.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002. The Registrant's net loss was $37,197 for the nine months ended September 30, 2003 as compared to a net loss of $26,934 for the nine months ended September 30, 2002. The difference between the two periods is due to higher professional and legal fees incurred during the 2003 period.

Professional and legal fees increased from $9,930 as of September 30, 2002, to $18,450 for the nine months ended September 30, 2003. This increase is due to the higher cost of accounting fees charged for tax preparation and electronic filing changes that became effective in 2003 and outsourced database maintenance fees, including the cost of printing partnership-addressed envelopes to mail K-1s to the limited partners. All other expenses were in line with those incurred during the third quarter 2002.

3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership does not hold any financial instruments with market risk exposure.

4.       CONTROLS AND PROCEDURES

The General Partner's Senior Vice President (the Partnership's principal executive officer and principal financial officer) has concluded, as of the end of the period covered by this report, based on his evaluation as required by Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to the Partnership's management, including the General Partner's Senior Vice President, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5. OTHER INFORMATION.

         The remaining approximate 48 acres of the Property is listed for sale with Grubb & Ellis Bissell Patrick. Should a sale of the Property occur from this contractual listing agreement, the past president of ISCR, J. Christopher Boone, may receive a sales commission through a separate agreement between Mr. Boone and Grubb & Ellis Bissell Patrick. As the purchase price of the Property is not known, the Partnership is unable to determine the amount of the sales commission, if any, that Mr. Boone may receive.

         On September 30, 2003, an Offer to Purchase was received from a potential buyer. The terms of this offer were not acceptable and a counter offer was made and countered back. However, due to a contingency clause relating to the purchase of an adjacent, unrelated property, the General Partner decided it was not in the best interest of the Partnership to incur the substantial cost of a Partnership vote with the possibility of the contingency on the adjacent property expiring and canceling the offer. Negotiations are ongoing as of the date of this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Exhibit 31.1 Certification by Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification by Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the three months ended September 30, 2003.

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


                                INTERSTATE LAND INVESTORS II
                                LIMITED PARTNERSHIP

                                By: ISC REALTY CORPORATION
                                    As Principal Executive Officer,
                                    Principal Financial Officer, and
                                    Principal Accounting Officer of the
                                    Registrant


                                By: /s/Jeffrey K. Harpel
                                   --------------------------------------------
                                   Jeffrey K. Harpel


Date: November 19, 2003