Form 10-K
period 2003-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2004-04-09
CIK 853891

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

[  ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number 33-30312

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

North Carolina	56-1669199

(State of Organization)	(I.R.S. Employer Identification No.)

Wachovia Securities, NC0170
301 S. College St. – 17th Floor

Charlotte, NC	28288-0170

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 532-3320

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

     Securities Registered Pursuant to Section 12(g) of the Act: Units of Class A limited partnership interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X]

Upon the sale of the remaining property, the estimated aggregate market value of the units of Class A limited partnership interest (“Units”) held by non-affiliates of the registrant would be approximately $1,872,500 based on a price of approximately $250 per Unit.

On March 18, 2004, there were 7,650 Units outstanding.

FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “continue,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.

PART I

ITEM 1 - BUSINESS

     Interstate Land Investors II Limited Partnership (the “Registrant” or the “Partnership”) is a North Carolina limited partnership organized as of July 26, 1989 to acquire for investment and dispose of three tracts of undeveloped land located in York County, South Carolina (the “Property”). The Property originally consisted of “Tract 1” (which was subdivided as discussed below), an approximately 91.64 acre tract fronting on Interstate 77 and Gold Hill Road; “Tract 2”, an adjoining (but non-contiguous) approximately 76.74 acre tract with frontage entirely on Interstate 77; and “Tract 3”, an approximately 20 acre tract located on U.S. Highway 21 and contiguous to Tract 2. The General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation (“PII”), William Garith Allen (“Allen”) and ISC Realty Corporation, a North Carolina corporation (“ISCR”). Allen is the President, a director and a 50% shareholder of PII. ISCR is a North Carolina corporation wholly owned by Wachovia Corporation. Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partner and PII was converted to a Class A limited partner. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII’s interest to ISCR.

     The Registrant offered (the “Offering”) a minimum of 5,406 units of Class A limited partnership interests and a maximum of 9,588 units (the “Maximum Offering Amount”) of Class A limited partnership interests (the “Units”) at $1,000 per Unit pursuant to a registration statement (the “Registration Statement”) effective September 29, 1989, filed under the Securities Act of 1933, as amended. As of November 3, 1989, the Registrant had received aggregate subscriptions for 5,406 Units. Accordingly, on November 3, 1989, subscriptions for 5,406 Units were accepted and the initial closing occurred under the Offering, and 527 investors were admitted to the Partnership as limited partners. Of the $5,402,640 in gross proceeds received in connection with the initial closing (which amount equals subscription payments for 5,406 Units at $1,000 each less discounts on the purchase of certain Units as described in the Registration Statement), $668,458 had been applied to sales commissions and to organization and offering expenses. The balance of the gross proceeds, $4,734,182, was used to purchase Tracts 2 and 3 and to provide working capital.

     Tract 2 was acquired by the Registrant pursuant to an Option Agreement that was originally obtained by Performance Service and Finance, Inc. (“PSF”) from unaffiliated individuals. This Option Agreement was subsequently assigned by PSF to PII and then assigned by PII to the Registrant. Tract 2 was acquired from unrelated individuals for a purchase price of $2,855,223. In addition, the Partnership reimbursed PII $116,000 for its carrying costs associated with the Option Agreement and paid PII $181,363 in additional consideration as an assignment fee. The total amount paid by the Registrant for Tract 2 was $3,152,586, not including certain miscellaneous closing costs.

     The Registrant acquired Tract 3 pursuant to an Option Agreement that was originally obtained by Gold Hill Investment Associates (“Gold Hill”). The Option Agreement was subsequently assigned by Gold Hill to the Registrant. The Registrant acquired Tract 3 from an unaffiliated unrelated entity for a purchase price of $1,400,000. In addition, the Registrant reimbursed Gold Hill $10,750 for its carrying costs associated with the Option Agreement and an additional $14,094 in consideration as an assignment fee. The total amount paid by the Registrant for Tract 3 was $1,424,844, not including certain miscellaneous closing costs.

     Gold Hill is a North Carolina partnership of which Gold Hill Limited Partnership, an affiliate of Allen, is a partner. Tract 1 was purchased by Gold Hill from an unrelated entity in December 1986 for a purchase price of $1,800,000. Gold Hill Limited Partnership had an option, until June 30, 1990, to acquire the partnership interests of the remaining unrelated entities in Gold Hill, and thus become the sole owner of Tract 1. The Registrant had secured an option (see discussion below) to purchase Tract 1 from Gold Hill at a purchase price of $3,622,500.

     During July 1990, the Registrant requested and received approval from the limited partners to extend the Offering from July 31, 1990 until December 31, 1990. During July and August 1990, the Registrant requested and received limited partner approval to subdivide Tract 1 into four separate parcels and to allow the Registrant to acquire a portion of the property in the event proceeds from investor subscriptions were not sufficient to acquire all of Tract 1. In addition, the seller of Tract 1 had agreed to extend the option to purchase Tract 1 from September 30, 1990 until December 31, 1990 (the “Option”).

     Under the terms of the Option, in the event the Registrant was unable to sell the Maximum Offering Amount by December 31, 1990, but the Registrant had sold a minimum of 7,620 Units (the “Secondary Offering Amount”), then the Registrant could purchase Tracts 1A and 1D (Tracts 1A and 1D are required to be purchased simultaneously). Additionally, if the Registrant had achieved the Secondary Offering Amount, purchased Tracts 1A and 1D pursuant to the terms of the Option and had sold a minimum of 8,721 Units (the “Tertiary Offering Amount”) prior to December 31, 1990, then the Registrant could purchase Tract 1B. Finally, if the Registrant achieved the Tertiary Offering Amount, and purchased Tracts 1A, 1B and 1D as herein above provided, and had sold a minimum of 9,588 Units prior to December 31, 1990, then the Registrant could purchase Tract 1C.

     The Registrant filed a post-effective amendment in August, 1990 to the original prospectus contained in the Registration Statement, outlining to the SEC these modifications to the Offering and the amendment to the Registrant’s partnership agreement (the “Partnership Agreement”).

     On November 14, 1990, the Partnership received formal approval from the SEC on the post-effective amendment filed in August, 1990. Therefore, ISCR took additional subscriptions and was able to close on Tracts 1A and 1D on November 30, 1990. The total cost of the November 30, 1990 acquisition of Tracts 1A and 1D was $1,908,605 which included a purchase price of $1,906,517, plus closing costs of $2,088. At that time, the Partnership determined that no further Units would be offered, sold and issued pursuant to the prospectus. The Partnership filed post-effective amendment No. 4 to the Registration Statement for the purpose of deregistering 1,938 unsold Units.

     The Registrant’s principal investment objectives are to: (1) preserve and protect capital invested in the Registrant, (2) provide a relatively low-risk real estate investment through debt-free ownership of the Property, (3) provide long-term appreciation in the value of the Property, and (4) provide protection for investors against inflation.

     The disposition of the Property by the Registrant may result in a substantial sales commission to the general partner (“General Partner”) or their affiliates. The General Partner or their affiliates may receive a sales commission up to 3% of the sales price of the Property. In the event an outside sales broker is engaged by the Partnership, the total amount paid to the General Partner or their affiliates and such outside broker shall not exceed 6% of the sales price. However, the payment of this 3% will be subordinate to the investors receiving a return of their invested capital plus the preferred return. The disposition of the Property will not result in the payment of a cumulative management fee, as this has been waived by the General Partner. Reference is made to Item 13 herein for a description of certain transactions between the Registrant and the General Partner and its affiliates.

     No mortgage indebtedness was incurred in connection with the acquisition of the Property. It is not contemplated that the Registrant will undertake construction or substantial improvements on the Property.

     Upon the sale of all or a portion purchased (i.e., Tracts 2, 3, 1A, and 1D) of the Property by the Registrant, the proceeds of the sale will be distributed to the investors. The investors had a one-time right to direct the Registrant to dispose of the Property upon the fifth anniversary of the Closing of the Offering (November 1994) for a price not less than $11,104,839, reduced by the net proceeds to the Registrant from the sale of other parcels within the Property by the Registrant. If the Registrant was unable to sell the Property by such date at such price, Allen was obligated to either (i) purchase the Property at such price or (ii) forfeit his entire subordinated Limited Partner interest and transfer the remaining General Partner interest to the Limited Partners. In 1997, Mr. Allen executed an assignment transferring his partnership interest to ISCR. (See Note 1 of the audited financial statements.)

     The Registrant is seeking to secure purchasers for its Property and will be competing with many other real estate investment partnerships as well as individuals, insurance companies, banks and other entities engaged in real estate investment activities including, perhaps, certain affiliates of the General Partner.

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

     Located immediately adjacent to the Property is an approximately 96.74 acre tract which was owned by Interstate Land Investors I Limited Partnership (“Interstate I”), a North Carolina limited partnership having the same general partner as the Registrant. Interstate I acquired the adjacent property on September 30, 1988, for a purchase price of $4,200,000. Interstate I sold the adjacent property in May 2001 to Greenfield Development Company, LLC (“Greenfield”) and Interstate I was liquidated in 2001.

     The General Partner will devote only so much of its time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partner is engaged in other activities that also require its time and attention.

     As of December 31, 2003, the Registrant did not directly employ any persons in a full-time position. Certain employees of Wachovia Corporation, the parent of the General Partner, performed services for the Registrant during the year.

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

     Tract 1 (which was subdivided — See Item 1) is an approximately 91.64 acre tract located in the northeast quadrant of I-77 and Gold Hill Road in York County, South Carolina (the “County”). 16.1 acres of Tract 1 lie in a floodplain and the remaining 76.03 acres are usable and free of rights-of-way. Tract 1 has approximately 2,200 feet of frontage along Gold Hill Road and 3,600 feet of frontage along I-77. Electricity and telephones are available to Tract 1. Municipal water and sewer has been brought to the edge of the Property and would be made available if the Property were developed. Upon the sale of the Tract, Tract 1 zoning was to revert to BD-2 and BD-3 under the York County Zoning Ordinance. The BD-2 classification is designed to provide for the development of office and institutional parks in areas free of general commercial activity.

The BD-3 classification is designed to provide for retail establishments, such as department stores and variety stores. Tract 1 was subdivided into four Tracts. Tract 1A is approximately 17.0 acres; Tract 1B, approximately 24.33 acres; Tract 1C, approximately 19.08 acres; and Tract 1D, approximately 31.23 acres. After the sale of a portion of the Property as described below, Tracts 1A and 1D are currently owned by the Registrant.

     Tract 2 consists of approximately 76.74 acres. Tract 2 has 2,819 feet of frontage on I-77 and is located north of Tract 1. Tract 2 is not contiguous to Tract 1. Access to Tract 2 is through Tract 3 to U.S. Highway 21. Electricity and telephones are available to Tract 2. Water is currently available to Tract 2 by extension through Tract 3. Water and sewer will be provided by a private utility company with facilities located west of Tract 2 on the west side of I-77. In addition, Tract 2 can be serviced by the water and sewer facilities serving the Charlotte Knights baseball stadium. Upon the sale of the Tract, Tract 2 zoning was to revert to UDD, urban development district, by the York County, South Carolina County Council. The purpose of this district is to permit maximum flexibility in response to market demands in specific areas of the County. Permitted uses range from residential to business development and industrial.

     Tract 3 consists of approximately 20 acres of land fronting approximately 400 feet on U.S. Highway 21 and being contiguous to Tract 2. Additionally, a portion of Tract 3 is contiguous to the tract that was owned by Interstate I. Electricity, telephone, water and sewer are all available to Tract 3. Upon the sale of the Tract, Tract 3 zoning was to revert to UDD, urban development district, by the York County, South Carolina County Council.

     In June 2000, the Partnership entered into a contract with Greenfield to sell 97 acres of the 145 acres of unimproved Property currently held by the Registrant for $45,000 per acre, subject to adjustments for wetlands acreage. The actual proceeds from the sale totaled $4,353,360. The purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the purchaser had until November 6, 2000, to complete their due diligence. However, Greenfield requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit was necessary to allow the proposed development. An additional $25,000 earnest money was deposited with the title agency for the first extension and $50,000 was deposited for the second extension. The first extension expired on March 6, 2001, and the sale was consummated on May 11, 2001.

     The remaining approximately 48 acres of the Property consisting of Tract 1A and Tract 1D is listed and being marketed for sale at an average price of $56,959 per acre by Grubb & Ellis/Bissell Patrick, LLC (“Bissell Patrick”).

ITEM 3 - LEGAL PROCEEDINGS

     The Partnership is not a party to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5 -	MARKET FOR REGISTRANT’S SECURITIES AND RELATED SECURITY HOLDER MATTERS

     Transfer of the Units is subject to certain restrictions contained in the Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is not aware of any significant resale of Units since the initial closing on November 3, 1989. As of March 18, 2004, 776 persons were record owners of 7,650 Units.

     The Registrant in each year allocates to the investors and the General Partner any net profit prior to a sale of the Property. Such allocations to the investors are credited against the preferred return due to them on their invested capital. Net losses for each year are also allocated to the investors and the General Partner in accordance with their respective capital accounts. The Registrant does not intend to make any distributions of available cash prior to the sale of all or a portion of the Property. Allocations to the investors are subject to the limitations of the Partnership Agreement.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENTS OF OPERATIONS DATA

     The following selected financial data for the five years ended December 31, 2003, have been derived from audited financial statements. The audited financial statements for each of the three years ended December 31, 2003, and the accompanying notes and independent auditors’ report, are contained elsewhere in this report. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Partnership’s audited financial statements (including the notes thereto), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999
Revenue from Sale of Property	$0	$0	$4,353,360	$0	$0
Interest and Other Income	$252	$1,313	$17,424	$3,056	$2,356
Property write-down	0	0	0	0	84,310
Cost of Real Estate Sold	0	0	4,986,109	0	0
Expenses	42,966	33,446	36,985	57,177	51,880

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999
Extraordinary Gain on Extinguishment of Liability	0	0	131,561	0	0
Net Loss	$(42,714)	$(32,133)	$(520,749)	$(54,121)	$(133,834)

Distributions to limited partners	$0	$439	$3,467,974	$0	$0

Net Loss Allocated to Class A limited partners	$(42,709)	$(32,129)	$(520,684)	$(54,115)	$(133,817)

Net Loss Per Class A limited partnership unit	$(5.58)	$(4.20)	$(68.06)	$(7.07)	$(17.49)

SELECTED BALANCE SHEET DATA

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999
Total Assets	$1,971,761	$2,008,978	$2,041,174	$6,494,010	$6,492,936
Total Liabilities	5,873	376	0	464,113	408,918

Partner’s Capital	$1,965,888	$2,008,602	$2,041,174	$6,029,897	$6,084,018

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     We prepare our financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

     Impairment of Long-Lived Assets Unimproved land held for appreciation is recorded at cost unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we make an assessment of its recoverability by estimating the undiscounted future cash flows of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

     Unimproved land is subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our unimproved land. These factors include:

•	the general economic climate;

•	competition from other unimproved land;

•	changes in governmental regulations and the related cost of compliance; and

•	the relative illiquidity of such investments.

Any adverse changes in these factors could cause an impairment in our long-lived assets.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements at this time.

Contractual Obligations

     At this time, we do not have any material contractual obligations of the nature required to be disclosed pursuant to Item 303(a)(5) of Regulation S-K.

Liquidity and Capital Resources

     The Partnership sold one-third acre of the Property for $15,000 on May 10, 2001. On May 11, 2001, the Partnership sold 97 acres of the Property for $4,353,360. On June 29, 2001, a distribution of $3,467,974 ($453 per unit) was made to the limited partners. In 2001, there was a significant year-end adjustment related to the cost basis of the properties sold. The original second quarter 2001 filing utilized an average cost basis on the properties sold. However, a year-end adjustment totaling approximately $209,000 increased the cost basis of the property sold as the Partnership utilized the specific identification method on the properties sold which was more reflective of the proper cost.

     As of December 31, 2003, the Registrant had $60,261 in cash and cash equivalents on hand which will be retained to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of the Property, its only sources of additional capital are from General Partner advances or other borrowings. The General Partner anticipates that any future additional funds necessary for the operations of the Partnership will be provided by ISCR; however, there is no line of credit agreement in place with ISCR at this time.

     On May 23, 1995, the General Partner, ISCR, entered into a line of credit agreement in the amount of $150,000 with the Partnership to provide additional funds as needed. In July of 1998, the line of credit amount was increased to $175,000 and in August of 1999, the amount was increased to $250,000. In accordance with the terms of the Partnership Agreement, ISCR is entitled to accrue interest on any loans provided to the Partnership at the rate of prime plus two percent. In May 2001, a portion of the proceeds from the sale of 97 acres of the Property was used to pay in full the outstanding debt and accrued interest under the line of credit agreement with ISCR. The line of credit was terminated in May 2001.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

     The Registrant’s net loss increased from $32,133 for the year ended December 31, 2002, to $42,714 for the year ended December 31, 2003. The loss in 2003 is the result of regular and ongoing partnership expenses that were higher for 2003 when compared to the loss incurred in 2002.

     Professional and legal fees increased from $28,034 in 2002 to $39,514 in 2003 reflecting extra charges incurred by auditors and tax preparers for new electronic filing requirements mandated by the Internal Revenue Service (“IRS”). General and administrative expenses decreased from $5,392 in 2002 to $3,246 in 2003. The difference is due primarily to an approximate $3,800 one-time fee paid in 2002 for a real estate broker’s opinion of value and database management fees incurred also for the new IRS electronic filing requirements.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

     The Registrant’s net loss decreased from $520,749 for the year ended December 31, 2001, to $32,133 for the year ended December 31, 2002. With the exception of an approximately $3,800 fee for a real estate broker’s opinion of value, the loss in 2002 is the result of regular and ongoing partnership expenses, compared to the loss incurred from the sale of a portion of the property in 2001. An extraordinary gain in the amount of $131,561 on extinguishment of debt was recorded by the Partnership in 2001.

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

Selected Quarterly Financial Data

     The table below shows excerpted results from our quarterly Reports on Form 10-Q filed in the years ended December 31, 2003 and 2002:

	2003 (unaudited)					2002 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Revenues	$120	53	13	66	252	367	284	286	376	1,313
Total Expenses	$14,399	10,637	12,346	5,584	42,966	10,882	6,882	10,273	5,409	33,446

	2003 (unaudited)					2002 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Income (Loss)	($14,279)	(10,584)	(12,334)	(5,517)	(42,714)	(10,515)	(6,598)	(9,987)	(5,033)	(32,133)
Net Income (Loss) Allocated to:
General Partners	($143)	(1)	(1)	140	(5)	(105)	(1)	(1)	103	(4)
Class A Limited Partners	($14,136)	(10,583)	(12,332)	(5,658)	(42,709)	(10,410)	(6,597)	(9,986)	(5,136)	(32,129)
Net Income (Loss) Per Class A Limited Partnership Unit	($1.85)	(1.38)	(1.61)	(0.74)	(5.58)	(1.36)	(0.86)	(1.31)	(0.67)	(4.20)

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not hold any financial instruments with market risk exposure.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements Index beginning on Page F-1 below to this Annual Report on Form 10-K.

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements concerning either the December 31, 2003, financial statements or the December 31, 2002, financial statements.

     On November 7, 2003, Faulkner & Thompson, P.A. resigned as the Registrant’s independent auditors (See Item 15). On March 11, 2004, KPMG LLP was engaged as Registrant’s new independent auditors. Forms 8-K were filed on both of the above-referenced dates reporting these changes.

ITEM 9A - CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The General Partner (our principal executive officer and principal financial officer), acting through its Senior Vice President, has concluded, based on its evaluation as of December 31, 2003 , that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Partnership’s management, including the General Partner’s Senior Vice President, as appropriate to allow timely decisions regarding required disclosure.

     Changes in internal controls. There were no changes in the Partnership’s internal controls over financial reporting or in other factors in the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     General Partner. The Registrant has no directors or executive officers. PII, the former managing general partner, filed for relief from creditors under Chapter 11 of the Bankruptcy Code during 1991. Effective January 1, 1992, the general partner interest of PII was converted to that of a Class A limited partner retaining the same interest in the Partnership’s net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII’s interest to ISCR. Because the Registrant has no directors or executive officers and because, to the Registrant’s knowledge no person owns more than 10% of the Units, there is no disclosure pursuant to Item 405 of Regulation S-K contained in this report.

     Because we are a limited partnership, ISCR, as our General Partner, functions as our board of directors. Because we do not have a board of directors, we do not have an audit committee or a “financial expert,” as defined in Item 401(h) of the SEC’s Regulation S-K. ISCR serves as the General Partner, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of the Partnership.

     Jeffrey K. Harpel, age 51, is Senior Vice President of ISCR and Senior Vice President of Wachovia Securities, LLC (“Wachovia Securities”), an affiliate of ISCR. Wachovia Securities is a broker-dealer which is 62% indirectly owned by Wachovia Corporation, ISCR’s parent company and a large financial holding company and bank holding company based in Charlotte, North Carolina. Before joining Wachovia Securities in 1998, Mr. Harpel was Controller & Managing Director at Wheat First Securities, Inc. He received his B.S. degree from Pennsylvania State University.

     Code of Conduct & Ethics. We have adopted the Code of Conduct & Ethics adopted by Wachovia Corporation, the parent company of ISCR. The Code of Conduct & Ethics includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the code. A copy of the Code of Conduct & Ethics is available on Wachovia Corporation’s website (www.wachovia.com) under the tab “Inside Wachovia-Investor Relations” and then under the heading “Corporate Governance - Code of Conduct & Ethics.” Wachovia intends to post any amendments to or waivers of the Code of Conduct & Ethics (to the extent applicable to Wachovia’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) at this location on its website. In addition, a copy may be obtained, without charge, by writing to Jeffrey K. Harpel, Senior Vice President, ISC Realty Corporation, 901 E. Byrd Street, Richmond, Virginia 23019.

ITEM 11 - EXECUTIVE COMPENSATION

     No remuneration from the Partnership was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership’s fiscal year ended December 31, 2003.

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

     As of March 18, 2004, Begley-Hall, P.O. Box 1027, Mount Airy, NC 27030, an investment partnership, beneficially owned 6.87% of the limited partnership interests or 525.6 Units.

     As of March 18, 2004, none of the individual directors and officers of the General Partner beneficially owned any Units. ISCR has sole investment and voting power with respect to the securities indicated in the table below. The address of ISCR is 901 E. Byrd St., Richmond, VA 23019.

		Amount and
		Nature of
		Beneficial	Percent of
Partner Type	Name & Address	Ownership	Class
Subordinated limited partner	ISC Realty Corporation	0 Units	100%
General Partner	ISC Realty Corporation	0 Units	100%
Class A limited partner	ISC Realty Corporation	160.65 Units	2.1%

     The Partnership does not have any equity compensation plans.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The remaining approximately 48 acres of the Property is listed for sale with Bissell Patrick. Should a sale of the property occur from this contractual listing agreement, the past president of ISCR, J. Christopher Boone, may receive a sales commission through a separate agreement between Mr. Boone and Bissell Patrick. As the purchase price of the Property is not known, the Partnership is unable to determine the amount of the sales commission, if any, that Mr. Boone may receive.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the amount of audit, audit-related, tax, and other service fees paid by the Registrant to its independent auditors, Faulkner & Thompson, P.A., and KPMG LLP, for calendar years ended December 31, 2002 and 2003, respectively:

	2002	2003
Audit Fees (1)	$8,600	$14,112
Audit-Related Fees (2)	-0-	-0-
Tax Fees (3)	-0-	-0-
All Other Fees	-0-	-0-

     (1) Audit Fees: This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes: services associated with SEC registration statements, other documents filed with the SEC, and documents issued in connection with securities offerings (e.g., comfort letter and consents); and advice on audit and accounting matters that arose during, or as a result of, the audit or the review of financial statements.

     (2) Audit-Related Fees: This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include other accounting consulting related to acquisitions and dispositions, internal control reviews, and general assistance with implementation of SEC rules and regulations promulgated under the Sarbanes-Oxley Act of 2002.

     (3) Tax Fees: This category consists of professional services rendered by our independent auditor for tax compliance and tax planning. The services for the fees disclosed under this category include technical tax advice.

     Generally, before an independent auditor is engaged by us to render audit or non-audit services, the engagement is approved early each calendar year by ISCR, as our General Partner. Any subsequent changes in audit, audit-related, tax, or other services to be provided by our independent auditor due to changes in scope of work, terms, conditions, or fees of the engagement must be pre-approved by ISCR. ISCR may delegate its pre-approval authority to its executive officers. This delegation of pre-approval authority extends to audit and non-audit services not proscribed by applicable laws and regulations to be rendered by our independent auditor. Non-audit services can only be approved under this delegation of authority for services of a scope and for fees comparable to those described above with respect to 2003. Such officers shall promptly inform ISCR of any pre-approval decisions. For calendar years 2002 and 2003, ISCR delegated this authority to Jeffrey K. Harpel, its Senior Vice President. Requests or applications to provide services that require specific approval by the General Partner will be submitted to ISCR by the independent auditor and must be consistent with applicable SEC regulations regarding auditor independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules.

See the Financial Statements Index beginning on Page F-1 below to this Annual Report on Form 10-K. Some schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

(b)	Reports on Form 8-K.

A current report on Form 8-K was filed on November 7, 2003, reporting that Faulkner & Thompson, P.A., the Registrant’s independent auditors, had resigned and a replacement firm was being sought.

(c)	Exhibits.

See the Exhibit Index attached below to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

By:	ISC Realty Corporation
As Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer and
General Partner
Of the Registrant

By:	/s/ Jeffrey K. Harpel

Name: Jeffrey K. Harpel
Title: Senior Vice President

Date: April 9, 2004

Interstate Land Investors II Limited Partnership
Index to Financial Statements

Pages
Independent Auditors’ Report (KPMG LLP)	F-1
Independent Auditors’ Report (Faulkner & Thompson, P.A.)	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Partners’ Capital	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-10

Independent Auditors’ Report

The Partners of
Interstate Land Investors II, Limited Partnership:

     We have audited the accompanying balance sheet of Interstate Land Investors II Limited Partnership (the Company) as of December 31, 2003, and the related statements of operations, partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Charlotte, North Carolina
March 31, 2004

Faulkner and Thompson, P.A.
Certified Public Accountants
Post Office Box 2456
Rock Hill, South Carolina 29732-4456

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Interstate Land Investors II, Limited Partnership
Charlotte, North Carolina

     We have audited the balance sheet of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2002 and the related statements of operations, partners’ capital and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II, Limited Partnership (a North Carolina limited partnership) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

/s/ Faulkner and Thompson, P.A.

Charlotte, North Carolina
February 6, 2003

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

BALANCE SHEETS

December 31, 2003 and 2002

	December 31,
	2003	2002
ASSETS
Unimproved land held for investment purposes	$1,911,500	1,911,500
Cash and cash equivalents	60,261	97,478

Total assets	$1,971,761	2,008,978

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Accrued expenses	5,873	376

Total liabilities	5,873	376

Partners’ Capital
Class A limited partners’ interest (authorization, 9,588 units; issued and outstanding, 7,650 units in 2003 and 2002)	1,966,038	2,008,747
Subordinated limited partner interest	69	70
General partners’ capital deficiency	(219)	(215)

Total partners’ capital	1,965,888	2,008,602

Total liabilities and partners’ capital	$1,971,761	2,008,978

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

	Years Ended December 31,
	2003	2002	2001
OPERATING INCOME
Sale of real estate	$—	—	4,353,360
Interest	252	1,313	17,424

Total operating income	252	1,313	4,370,784
OPERATING EXPENSE
Cost of real estate sold	—	—	4,986,109
Professional fees	39,514	28,034	26,707
Property tax	206	20	99
Interest expense	—	—	8,306
General and administrative	3,246	5,392	1,873

Total operating expense	42,966	33,446	5,023,094

Net loss before extraordinary item	(42,714)	(32,133)	(652,310)
Extraordinary gain on extinguishment of liability - related party	—	—	131,561

Net loss	$(42,714)	(32,133)	(520,749)

NET LOSS ALLOCATED TO
Class A limited partners	$(42,709)	(32,129)	(520,684)
Subordinated limited partner	(1)	(1)	(13)
General partners	(4)	(3)	(52)

Net loss	$(42,714)	(32,133)	(520,749)

Weighted average Class A limited partnership units outstanding	7,650	7,650	7,650

Net loss per weighted average Class A limited partnership unit	$(5.58)	(4.20)	(68.06)

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL

Years Ended December 31, 2003, 2002 and 2001

	Class A Limited
	Partners		Subordinated
			Limited	General
	Units	Capital	Partner	Partners	Total
Partners’ capital (deficiency)
December 31, 2000	7,650	$6,029,973	84	(160)	6,029,897
Net loss	—	(520,684)	(13)	(52)	(520,749)
Distribution to partners	—	(3,467,974)	—	—	(3,467,974)
Partners’ capital (deficiency)
December 31, 2001	7,650	2,041,315	71	(212)	2,041,174
Net loss	—	(32,129)	(1)	(3)	(32,133)
Distribution to partners	—	(439)	—	—	(439)
Partners’ capital (deficiency)
December 31, 2002	7,650	2,008,747	70	(215)	2,008,602
Net loss	—	(42,709)	(1)	(4)	(42,714)
Partners’ capital (deficiency)
December 31, 2003	7,650	$1,966,038	69	(219)	1,965,888

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(42,714)	(32,133)	(520,749)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Loss on sale of unimproved land held for investment purposes	—	—	632,749
Decrease in interest receivable - related party	—	—	42,361
Increase (decrease) in accrued expenses	5,497	376	(251,359)
Proceeds from sale of unimproved land (net of closing costs of $447,609)	—	—	3,905,751

Net cash provided (used) by operating activities	(37,217)	(31,757)	3,808,753

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Advance from related party	—	—	15,000
Distributions to partners	—	(439)	(3,467,974)
Payment on line of credit - related party	—	—	(175,000)
Payment on advance from related party	—	—	(52,754)

Net cash used in financing activities	—	(439)	(3,680,728)

Increase (decrease) in cash and cash equivalents	(37,217)	(32,196)	128,025
Cash and cash equivalents, beginning of year	97,478	129,674	1,649

Cash and cash equivalents, end of year	$60,261	97,478	129,674

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(a North Carolina limited partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Interstate Land Investors II Limited Partnership (the “Partnership”) is a North Carolina limited partnership formed on July 26, 1989 to acquire for investment, hold for appreciation and ultimately dispose of, without substantial improvements, undeveloped land in York County, South Carolina. The Partnership acquired 97 acres of such land in November 1989 and an additional 48 acres in November 1990. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

     Generally, the liability for Partnership debts, liabilities and obligations will be limited to the amounts contributed and agreed to contribute to the capital of the Partnership, together with the share of undistributed profits, if any.

     Until January 1, 1992, the managing general partner was Performance Investments, Inc. (“PII”), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation (“ISCR”) are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing partners. In November 1991, PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership’s net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. In December 1993, upon the approval of 67% of the Class A limited partners’ interest and upon meeting certain conditions in the partnership agreement, the partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. The property was to be sold by November 1994, or at that time Mr. Allen would agree to either (i) purchase the property from the Partnership on such date at the purchase price or, (ii) elect not to purchase the property at the purchase price but instead forfeit his right to receive subordinated returns, withdraw as a general partner and transfer his general partnership interest to ISCR. In 1997, Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by the transfer of his interest and PII’s interest to ISCR.

     The general partners are solely responsible for the day-to-day management and operation of the property. ISCR is responsible for certain administrative functions of the Partnership and beginning in November 1989, is entitled to an annual administrative fee equal to .25% of the cost of the property acquired. Payment of such administrative fee is deferred until the sale of the property and the return of the Class A limited partners’ invested capital plus their preferred return, as defined. Any such deferred fee will accrue interest at the prime rate plus 1%. In 2001, management of ISCR determined that this fee would never be paid. Accordingly, the accrued liability for the fee was reversed and reported as an extraordinary gain on extinguishment of liability.

CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Partnership’s cash consisted of monies deposited through Wachovia Securities, LLC (an affiliate of ISCR) in a money market fund.

F-7	(Continued)

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(a North Carolina limited partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES

     The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. Market value is evaluated based on independent appraisals and comparable market offers. Land is recorded at the lower of cost or market less costs to sell.

     On May 11, 2001, the Partnership sold 97 acres of unimproved land held by the Partnership for $4,338,360. The Partnership sold an additional one-third acre of unimproved land as right-of-way for $15,000 on May 10, 2001.

ACCRUED EXPENSES

     Accrued expenses consist primarily of accrued legal expenses, amounts due to the general partner and other payables. Accrued legal expenses were $2,496 and $0 at December 31, 2003 and 2002, respectively.

INCOME TAXES

     The Company is treated as a partnership subject to the provisions of Chapter 1, Subchapter K of the Internal Revenue Code of 1986, as amended. Generally partnerships are not subject to entity-level federal or state income taxation and, as such, the Company is not required to provide for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company’s taxable income is reported in the tax returns of it partners.

NET LOSS PER CLASS A LIMITED PARTNERSHIP UNIT

     Net loss per weighted average Class A limited partnership unit is calculated based on the loss allocated to such partners.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ALLOCATIONS AND DISTRIBUTIONS OF NET PROFITS AND LOSSES

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

F-8	(Continued)

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(a North Carolina limited partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 3: RELATED PARTIES AND RELATED PARTY TRANSACTIONS

     In connection with the initial acquisition of the property in 1989, the Partnership paid PII and Gold Hill Investment Associates (“Gold Hill”) (a partnership of Gold Hill Limited Partnership and an affiliate of Mr. Allen) a total of $322,207 for the assignment of options to acquire the two tracts of land which comprise the property and for reimbursement of Gold Hill and PII’s holding costs in the options (which totaled approximately $126,750). The total cost, along with legal and other acquisition expenses, is included in the land on the accompanying balance sheets.

     In connection with the consent entered into in November 1991 (see Note 1), certain receivables due from PII were offset against amounts due PII or Mr. Allen in connection with the sale of the property. The receivable was written-off as uncollectible in 2001 and is netted against the liabilities of ISCR, which were forgiven in 2001 and reported as an extraordinary gain on extinguishment of liability.

     In November 1990, the Partnership acquired approximately 48 acres of property from Gold Hill at a purchase price of $1,906,517. The partners of Gold Hill agreed to accept, as part of the purchase price, 533 units of Class A limited partner interests and granted a credit on the purchase price of $495,690, which represents the cost of 533 units at $1,000 per unit less selling commissions.

     In 1989, ISCR purchased 106 units of Class A limited partner interests at the full offering price ($1,000 a unit). In 1990, ISCR contributed two-thirds of its fee received for additional organizational costs to purchase 44 Class A limited partner interests at $1,000 per unit. These units are included in Class A limited partners’ interest on the balance sheets. Also, the general partners, their affiliates and their employees purchased units of Class A limited partner interests at 3.5% discount. The total discounts amounted to $385 in 1990 and $3,360 in 1989, representing 11 and 66 units, respectively.

     The Partnership incurred expense of approximately $16,200 in 2000 for services rendered by ISCR in connection with certain administrative functions of the Partnership. Since payment of these fees is deferred as described in Note 1, they are included in accrued administrative fees in the accompanying balance sheets, and as general and administrative expenses in the accompanying statements of operations. The accompanying liability was forgiven by ISCR in 2001 and reported as an extraordinary gain on extinguishment of liability.

     ISCR pays expenses on behalf of the Partnership and is subsequently reimbursed. At December 31, 2003 and 2002, the Partnership had payables due to ISCR of $1,991 and $356, respectively. As noted, ISCR has not charged the Partnership administrative fees for providing these services since 2000.

NOTE 4: LINE-OF-CREDIT FROM RELATED PARTY

     On May 23, 1995, the Partnership obtained a line of credit from ISCR to utilize as needed. The line of credit had a zero balance at December 31, 2003 and 2002. Interest is charged on any funded portion of this line of credit at 2% above the then current prime-lending rate. ISCR received a mortgage and assignment of rents and leases on the property as security. Interest accrued on this line of credit which would be paid along with the outstanding principal balance on the earlier of:

•	sale or disposition of all or any portion or part of the property securing the mortgage instrument;

•	the date ISCR is removed as managing general partner of the Partnership; or

•	the date the Partnership terminates its legal existence.

     A portion of the proceeds from the sale of unimproved land on May 11, 2001, totaling $313,543, was used to pay the line of credit and accrued interest.

     In 2003, 2002 and 2001, interest expense of $0, $0 and $85,014, respectively, was paid to ISCR.

F-9	(Continued)

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(a North Carolina limited partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 5: UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES

     On May 11, 2001, the Partnership sold 97 acres of unimproved land held for investment purposes. The Partnership realized a loss related to this sale calculated as follows:

2001
Sales proceeds	$4,353,360
Less: Carrying value of acreage sold	(4,538,500)
Less: Selling costs	(447,609)

Loss on sale	$(632,749)

     Management believes the expected cash flow from the remaining 48 acres of unimproved land held for investment will be greater than the carrying value.

     The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset values. In management’s opinion, the market value of the land held for investment purposes at December 31, 2003, is in excess of its cost.

NOTE 6: RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

     A reconciliation of financial statement net loss and taxable loss is as follows:

	Years Ended December 31,
	2003	2002	2001
Financial statement net loss	$(42,714)	(32,133)	(520,749)
Less: Temporary non-taxable income from related party	—	—	(128,151)
Tax loss on sale of property in excess of book loss	—	—	(84,310)
Excludable gain for tax purposes on extinguishment of liability from related party	—	—	(131,561)

Taxable loss	$(42,714)	(32,133)	(864,771)

INDEX TO EXHIBITS

Exhibit No.
3.1*	Partnership Agreement dated July 27, 1989 (incorporated by reference to Exhibit A to Amendment Number 3 to the Partnership’s registration statement on Form S-11 filed on September 28, 1989 (File 33-30312 )).

10.1	Brokerage listing agreement dated February 21, 2003 between Grubb & Ellis / Bissell Patrick, LLC and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed