Form 10-Q
period 2004-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2004-05-11
CIK 853891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 000-18547

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1669199 (I.R.S. Employer Identification No.)

WACHOVIA SECURITIES, NC0170
301 S. COLLEGE ST. — 17TH FLOOR
CHARLOTTE, NC 28288-0170
(Address of principal executive offices)
(Zip Code)

(704) 532-3320
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)
Form 10-Q

FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. You can identify a forward looking statement by our use of the words “anticipate”, “estimate”, “expect”, “intend”, “plan”, “may”, “will”, “continue”, “believe”, “objective”, “projection”, “forecast”, “goal”, and similar expressions. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

BALANCE SHEETS
(Unaudited)

March 31, 2004, and December 31, 2003

	March 31,	December 31,
	2004	2003
ASSETS
Unimproved land held for investment purposes	$1,911,500	1,911,500
Cash and cash equivalents	60,389	60,261

Total assets	$1,971,889	1,971,761

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Accrued expenses	278	3,882
Due to general partner	48,659	1,991

Total liabilities	48,937	5,873

Partners’ Capital
Class A limited partners’ interest	1,923,107	1,966,038
(authorization, 9,588 units; issued and outstanding, 7,650 units in 2004 and 2003)
Subordinated limited partner interest	68	69
General partners’ capital deficiency	(223)	(219)

Total partners’ capital	1,922,952	1,965,888

Total liabilities and partners’ capital	$1,971,889	1,971,761

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUE
Interest	$128	120

Total operating revenue	128	120

OPERATING EXPENSE
Professional fees	42,716	8,392
Property tax	28	10
General and administrative	320	5,997

Total operating expense	43,064	14,399

Net loss	$(42,936)	(14,279)

NET LOSS ALLOCATED TO
Class A limited partners	$(42,931)	(14,136)
Subordinated limited partner	(1)	—
General partners	(4)	(143)

Net loss	$(42,936)	(14,279)

Weighted average Class A limited partnership units outstanding	7,650	7,650
Net loss per weighted average Class A limited partnership unit	$(5.61)	(1.85)

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

Three Months Ended March 31, 2004 and 2003

	Class A Limited Partners		Subordinated
			Limited	General
	Units	Capital	Partner	Partners	Total
Partners’ capital (deficiency), December 31, 2002	7,650	$2,008,747	70	(215)	2,008,602
Net loss	—	(14,278)	—	(1)	(14,279)

Partners’ capital (deficiency), March 31, 2003	7,650	1,994,469	70	(216)	1,994,323

Partners’ capital (deficiency), December 31, 2003	7,650	1,966,038	69	(219)	1,965,888
Net loss	—	(42,931)	(1)	(4)	(42,936)

Partners’ capital (deficiency), March 31, 2004	7,650	$1,923,107	68	(223)	1,922,952

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(42,936)	(14,279)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Increase in due to general partner — related party	46,668	14,388
Increase (decrease) in accrued expenses	(3,604)	10

Net cash provided by operating activities	128	119

Increase in cash and cash equivalents	128	119
Cash and cash equivalents, beginning of period	60,261	97,478

Cash and cash equivalents, end of period	$60,389	97,597

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

NOTE TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004 and 2003

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

     Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership’s business consists of holding for investment, disposing and otherwise dealing in approximately 48 acres of undeveloped land (the “Property”) located in York County, South Carolina.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements of the Registrant, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected in the future.

     Please refer to the Registrant’s 2003 Annual Report on Form 10-K for additional information related to the Registrant’s organization and to the Registrant’s audited financial statements for the two years ended December 31, 2003, including the related notes to financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     As of March 31, 2004, the Registrant had $60,389 in cash and cash equivalents. The registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of Property, its only sources of additional capital are from General Partner advances or other borrowings.

RESULTS OF OPERATIONS.

     The Registrant’s net loss was $42,936 for the first quarter of 2004, compared with a net loss of $14,279 in the same period in 2003. The increased loss in the first quarter of 2004 compared with the same period last year was primarily due to higher professional fees.

     Professional fees increased to $42,716 in the first quarter of 2004, compared with $8,392 in the first quarter of 2003. The increase reflects higher fees incurred in the current quarter primarily as a result of higher audit fees. General and administrative costs decreased to $320 in first quarter 2004 compared with $5,997 in the first quarter of 2003. This decrease primarily reflects the first quarter 2003 cost of printing partnership-addressed envelopes to mail K-1s to the limited partners used in 2003 and 2004. All other expenses were comparable with first quarter 2003.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership does not hold any financial instruments with market risk exposure.

ITEM 4 — CONTROLS AND PROCEDURES.

     As of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s general partner (the Partnership’s principal executive officer and principal financial officer), acting through its Senior Vice President, evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Senior Vice President concluded that as of March 31, 2004, the end of the period covered by this Quarterly Report on
Form 10-Q, the Registrant maintained effective disclosure controls and procedures. In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     The remaining approximate 48 acres of the Property is listed for sale with Grubb & Ellis Bissell Patrick. Should a sale of the Property occur from this contractual listing agreement, J. Christopher Boone, the past president of ISCR, the Partnership’s general partner, may receive a sales commission through a separate agreement between Mr. Boone and Grubb & Ellis Bissell Patrick. As the purchase price of the Property is not known, the Partnership is unable to determine the amount of the sales commission, if any, that Mr. Boone may receive.

     On September 30, 2003, an Offer to Purchase was received from a potential buyer. The terms of this offer were not acceptable and a counter offer was made and countered back. However, due to a clause making the offer contingent upon the purchase of an adjacent, unrelated property within a certain period of time, the General Partner decided it was not in the best interest of the Partnership to incur the substantial cost of a Partnership vote with the possibility of the contingency on the adjacent property expiring, resulting in a cancellation of the offer. Negotiations are ongoing as of the date hereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     Exhibit 31.1 Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification by Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     During the quarter ended March 31, 2004, the Partnership filed the following Current Report on Form 8-K with the Commission:

     Current Report on Form 8-K dated March 11, 2004 reporting Item 4.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

SIGNATURES

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
Senior Vice President

Date: May 11, 2004