Form 10-Q
period 2004-06-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2004-08-13
CIK 853891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to_________

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

(704) 383-7918
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

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

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

BALANCE SHEETS
(Unaudited)

June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003

ASSETS
Unimproved land held for investment purposes	$1,911,500	1,911,500
Cash and cash equivalents	60,517	60,261

Total assets	$1,972,017	1,971,761

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Accrued expenses	556	3,882
Due to general partner	64,308	1,991

Total liabilities	64,864	5,873

Partners’ Capital
Class A limited partners’ interest	1,907,310	1,966,038
(authorization, 9,588 units; issued and outstanding, 7,650 units in 2004 and 2003)
Subordinated limited partner interest	67	69
General partners’ capital deficiency	(224)	(219)

Total partners’ capital	1,907,153	1,965,888

Total liabilities and partners’ capital	$1,972,017	1,971,761

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

OPERATING REVENUE
Interest	$127	53	255	173

Total operating revenue	127	53	255	173

OPERATING EXPENSE
Professional fees	14,098	9,177	56,814	22,901
Property tax	28	—	56	10
General and administrative	1,800	1,460	2,120	2,125

Total operating expense	15,926	10,637	58,990	25,036

Net loss	$(15,799)	(10,584)	(58,735)	(24,863)

NET LOSS ALLOCATED TO
Class A limited partners	$(15,797)	(10,583)	(58,728)	(24,861)
Subordinated limited partner	(1)	—	(2)	—
General partners	(1)	(1)	(5)	(2)

Net loss	$(15,799)	(10,584)	(58,735)	(24,863)

Weighted average Class A limited partnership units outstanding	7,650	7,650	7,650	7,650
Net loss per weighted average Class A limited partnership unit	$(2.07)	(1.38)	(7.68)	(3.25)

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

Six Months Ended June 30, 2004 and 2003

	Class A Limited Partners		Subordinated
			Limited	General
	Units	Capital	Partner	Partners	Total

Partners’ capital (deficiency),
December 31, 2002	7,650	$2,008,747	70	(215)	2,008,602
Net loss	—	(24,861)	—	(2)	(24,863)

Partners’ capital (deficiency),
June 30, 2003	7,650	1,983,886	70	(217)	1,983,739

Partners’ capital (deficiency),
December 31, 2003	7,650	1,966,038	69	(219)	1,965,888
Net loss	—	(58,728)	(2)	(5)	(58,735)

Partners’ capital (deficiency),
June 30, 2004	7,650	$1,907,310	67	(224)	1,907,153

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003

OPERATING ACTIVITIES
Net loss	$(58,735)	(24,863)
Adjustments to reconcile net loss to net cash provided by operating activities
Increase in due to general partner — related party	62,317	24,776
Increase (decrease) in accrued expenses	(3,326)	260

Net cash provided by operating activities	256	173

Increase in cash and cash equivalents	256	173
Cash and cash equivalents, beginning of period	60,261	97,478

Cash and cash equivalents, end of period	$60,517	97,651

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

NOTE TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004 and 2003

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

     Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership’s business consists of holding for investment, disposing and otherwise dealing in approximately 48 acres of undeveloped land (the “Property”) located in York County, South Carolina.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements of the Registrant, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected in the future.

     Please refer to the Registrant’s 2003 Annual Report on Form 10-K for additional information related to the Registrant’s organization and to the Registrant’s audited financial statements for the two years ended December 31, 2003, including the related notes to financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     As of June 30, 2004, the Registrant had $60,517 in cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of Property, its only sources of additional capital are from general partner advances or other borrowings.

     As of June 30, 2004, the amount due to general partner was $64,308 compared to $1,991 on December 31, 2003. This increase from the end of 2003 was driven by expenses incurred by the Registrant during the first half of 2004.

RESULTS OF OPERATIONS.

Three months ended June 30, 2004

     The Registrant’s net loss was $15,799 for the second quarter of 2004 as compared to a net loss of $10,584 for the same period in 2003. The increased loss for the current quarter was primarily due to higher professional fees.

     Interest income of $127 for the second quarter 2004 increased from $53 for the same quarter last year due to a higher interest rate paid for cash on hand in 2004.

     Professional fees increased to $14,098 in the second quarter of 2004 compared to $9,177 for the second quarter of 2003. This increase primarily reflects higher database management fees.

Six months ended June 30, 2004

     The Registrant’s net loss was $58,735 for the first six months of 2004 as compared to a net loss of $24,863 for the same period in 2003. The increased loss for the first six months of 2004 compared to the same period last year was primarily due to higher professional fees.

     Interest income of $255 for the first six months of 2004 increased from $173 for the same period last year due to a higher interest rate paid for cash on hand in 2004.

     Professional fees increased to $56,814 for the first six months of 2004 compared to $22,901 for the same period in 2003. The increase reflects higher accounting and legal fees as well as higher database management fees.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership does not hold any financial instruments with market risk exposure.

ITEM 4 — CONTROLS AND PROCEDURES.

     As of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s general partner (the Partnership’s principal executive officer and principal financial officer), acting through its Senior Vice President, evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Senior Vice President concluded that as of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant maintained effective disclosure controls and procedures. In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     The remaining approximate 48 acres of the Property is listed for sale with Grubb & Ellis Bissell Patrick. Two Offers to Purchase have been received from potential buyers. The first offer was received on June 29, 2004 for the purchase of Tract 1A which is approximately 17 acres. A second offer was received on July 20, 2004 for the purchase of both Tract 1A and Tract 1D, which comprise the remaining 48 acres of the Property. The general partner is currently reviewing the merits of both offers.

     Effective August 13, 2004, ISC Realty Corporation (“ISCR”), which is the general partner of Interstate Land Investors II Limited Partnership, was sold to Vineyard Capital LLC, which is a wholly-owned limited-liability company of J. Christopher Boone, who was a former President of ISCR.

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

     None.

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

Date: August 13, 2004