Form 10-Q
period 2004-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2004-11-16
CIK 853891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

or

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

ISC REALTY CORPORATION
1329 EAST MOREHEAD STREET, SUITE 201
CHARLOTTE, NC 28204
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

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

BALANCE SHEETS
(Unaudited)

September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
ASSETS
Unimproved land held for investment purposes	$1,911,500	1,911,500
Cash and cash equivalents	11,291	60,261

Total assets	$1,922,791	1,971,761

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Accrued expenses	20,491	3,882
Due to general partner	15,001	1,991

Total liabilities	35,492	5,873

Partners’ Capital
Class A limited partners’ interest (authorization, 9,588 units; issued and outstanding, 7,650 units in 2004 and 2003)	1,887,459	1,966,038
Subordinated limited partner interest	67	69
General partners’ capital deficiency	(227)	(219)

Total partners’ capital	1,887,299	1,965,888

Total liabilities and partners’ capital	$1,922,791	1,971,761

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUE
Interest	$82	13	337	186

Total operating revenue	82	13	337	186

OPERATING EXPENSE
Professional fees	19,038	11,781	75,852	34,682
Property tax	28	10	84	20
General and administrative	870	555	2,990	2,680

Total operating expense	19,936	12,346	78,926	37,382

Net loss	$(19,854)	(12,333)	(78,589)	(37,196)

NET LOSS ALLOCATED TO
Class A limited partners	$(19,852)	(12,332)	(78,579)	(37,193)
Subordinated limited partner	—	—	(2)	—
General partners	(2)	(1)	(8)	(3)

Net loss	$(19,854)	(12,333)	(78,589)	(37,196)

Weighted average Class A limited partnership units outstanding	7,650	7,650	7,650	7,650
Net loss per weighted average Class A limited partnership unit	$(2.60)	(1.61)	(10.27)	(4.86)

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

Nine Months Ended September 30, 2004 and 2003

	Class A Limited Partners		Subordinated
			Limited	General
	Units	Capital	Partner	Partners	Total
Partners’ capital (deficiency), December 31, 2002	7,650	$2,008,747	70	(215)	2,008,602
Net loss	—	(37,193)	—	(3)	(37,196)

Partners’ capital (deficiency), September 30, 2003	7,650	1,971,554	70	(218)	1,971,406

Partners’ capital (deficiency), December 31, 2003	7,650	1,966,038	69	(219)	1,965,888
Net loss	—	(78,579)	(2)	(8)	(78,589)

Partners’ capital (deficiency), September 30, 2004	7,650	$1,887,459	67	(227)	1,887,299

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(78,589)	$(37,196)
Adjustments to reconcile net loss to net cash provided by operating activities
Increase in due to general partner - related party	13,010	36,992
Increase in accrued expenses	16,609	270

Net cash provided by operating activities	(48,970)	66

Increase (decrease) in cash and cash equivalents	(48,970)	66
Cash and cash equivalents, beginning of period	60,261	97,478

Cash and cash equivalents, end of period	$11,291	$97,544

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

NOTE TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004 and 2003

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

     Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership’s business consists of holding for investment, disposing and otherwise dealing in approximately 48 acres of undeveloped land (the “Property”) located in York County, South Carolina.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements of the Registrant, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected in the future.

     Please refer to the Registrant’s 2003 Annual Report on Form 10-K for additional information related to the Registrant’s organization and to the Registrant’s audited financial statements for the two years ended December 31, 2003, including the related notes to financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     As of September 30, 2004, the Registrant had $11,291 in cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of Property, its only sources of additional capital are from general partner advances or other borrowings. A line of credit of $200,000 has been established by the general partner for the purpose of making advances to the Registrant to cover future operating expenses of the Registrant. The general partner advanced $15,000 to the Registrant from this line of credit during the quarter. Prior advances made to the Registrant totaling $64,307 were repaid in August 2004 from cash on hand.

     As of September 30, 2004, the amount due to general partner was $15,001 compared to $1,991 on December 31, 2003. This increase from the end of 2003 was driven by expenses incurred by the Registrant during the first nine months of 2004.

RESULTS OF OPERATIONS.

Three months ended September 30, 2004

     The Registrant’s net loss was $19,854 for the third quarter of 2004 as compared to a net loss of $12,333 for the same period in 2003. The increased loss for the current quarter was primarily due to higher professional fees.

     Interest income of $82 for the third quarter 2004 increased from $13 for the same quarter last year due to a higher interest rate paid for cash on hand in 2004.

     Professional fees increased to $19,038 in the third quarter of 2004 compared to $11,781 for the third quarter of 2003. This increase primarily reflects higher database management fees as well as increased audit fees.

Nine months ended September 30, 2004

     The Registrant’s net loss was $78,589 for the first nine months of 2004 as compared to a net loss of $37,196 for the same period in 2003. The increased loss for the first nine months of 2004 compared to the same period last year was primarily due to higher professional fees.

     Interest income of $337 for the first nine months of 2004 increased from $186 for the same period last year due to a higher interest rate paid for cash on hand in 2004.

     Professional fees increased to $75,852 for the first nine months of 2004 compared to $34,682 for the same period in 2003. The increase reflects higher accounting and legal fees as well as higher database management fees. General and Administrative expenses increased to $2,990 for the first nine months of 2004 compared to $2,680 for the same period in 2003.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership does not hold any financial instruments with market risk exposure.

ITEM 4 — CONTROLS AND PROCEDURES.

     As of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s general partner (the Partnership’s principal executive officer and principal financial officer), acting through its President, evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the President concluded that as of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant maintained effective disclosure controls and procedures. In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     The remaining approximate 48 acres of the Property is listed for sale with Grubb & Ellis Bissell Patrick. Two Offers to Purchase have been received from potential buyers. The first offer was received on June 29, 2004 for the purchase of Tract 1A which is approximately 17 acres. A second offer was received on July 20, 2004 for the purchase of both Tract 1A and Tract 1D, which comprise the remaining 48 acres of the Property. Neither of these offers materialized into formal sale agreements and discussions have ceased with these potential buyers. Inquiries on the property by potential purchasers have continued, however, no formal offers are outstanding as of the date of this report.

     Effective August 13, 2004, ISC Realty Corporation (“ISCR”), which is the general partner of Interstate Land Investors II Limited Partnership, was sold to Vineyard Capital Advisors, LLC, which is a wholly-owned limited-liability company of J. Christopher Boone, who was a former President of ISCR.

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

INTERSTATE LAND INVESTORS II
LIMITED PARTNERSHIP

By: ISC REALTY CORPORATION
As Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer of the
Registrant

By:	/s/ James Christopher Boone

James Christopher Boone President

Date: November 15, 2004