Form 10-K
period 2004-12-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2005-04-18
CIK 853891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission File Number 33-30312
                       --------

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

     North Carolina                                     56-1669199
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

ISC Realty Corporation
1329 East Morehead Street, Suite 201
Charlotte, NC                                                           28204
-------------                                                           -----
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (704) 383-7918
                                                           --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes       No  X
    ---      ---

Upon the sale of the remaining property, the estimated aggregate market value of the units of Class A limited partnership interest ("Units") held by non-affiliates of the registrant would be approximately $1,498,000 based on a price of approximately $200 per Unit.

On March 25, 2005, there were 7,650 Units outstanding.

                           FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. You can identify a forward-looking statement by our use of the words "anticipate," "estimate," "expect," "intend," "plan," "may," "will," "continue," "believe," "objective," "projection," "forecast," "goal," and similar expressions. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.


                                     PART I
ITEM 1 - BUSINESS

         Interstate Land Investors II Limited Partnership (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized as of July 26, 1989 to acquire for investment and dispose of three tracts of undeveloped land located in York County, South Carolina (the "Property"). The Property originally consisted of "Tract 1" (which was subdivided as discussed below), an approximately 91.64 acre tract fronting on Interstate 77 and Gold Hill Road; "Tract 2", an adjoining (but non-contiguous) approximately 76.74 acre tract with frontage entirely on Interstate 77; and "Tract 3", an approximately 20 acre tract located on U.S. Highway 21 and contiguous to Tract 2. The General Partners of the Registrant were Performance Investments, Inc., a North Carolina corporation ("PII"), William Garith Allen ("Allen") and ISC Realty Corporation, a North Carolina corporation ("ISCR"). Allen is the President, a director and a 50% shareholder of PII. ISCR is a North Carolina corporation wholly owned by Wachovia Corporation. Effective January 1, 1992, ISCR and Allen assumed the role of co-managing general partner and PII was converted to a Class A limited partner. In 1997, Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by transferring his interest and PII's interest to ISCR.

         Effective August 13, 2004, ISC Realty Corporation ("ISCR"), which is the general partner of Interstate Land Investors II, Limited Partnership, was sold to Vineyard Capital Advisors, LLC, which is a wholly-owned limited-liability company of J. Christopher Boone, who was a former President of ISCR.

         The Registrant offered (the "Offering") a minimum of 5,406 units of Class A limited partnership interests and a maximum of 9,588 units (the "Maximum Offering Amount") of Class A limited partnership interests (the "Units") at $1,000 per Unit pursuant to a registration statement (the "Registration Statement") effective September 29, 1989, filed under the Securities Act of 1933, as amended. As of November 3, 1989, the Registrant had received aggregate subscriptions for 5,406 Units. Accordingly, on November 3, 1989, subscriptions for 5,406 Units were accepted and the initial closing occurred under the Offering, and 527 investors were admitted to the Partnership as limited partners. Of the $5,402,640 in gross proceeds received in connection with the initial closing (which amount equals subscription payments for 5,406 Units at $1,000 each less discounts on the purchase of certain Units as described in the Registration Statement), $668,458 had been applied to sales commissions and to organization and offering expenses. The balance of the gross proceeds, $4,734,182, was used to purchase Tracts 2 and 3 and to provide working capital.

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

         Under the terms of the Option, in the event the Registrant was unable to sell the Maximum Offering Amount by December 31, 1990, but the Registrant had sold a minimum of 7,620 Units (the "Secondary Offering Amount"), then the Registrant could purchase Tracts 1A and 1D (Tracts 1A and 1D are required to be purchased simultaneously). Additionally, if the Registrant had achieved the Secondary Offering Amount, purchased Tracts 1A and 1D pursuant to the terms of the Option and had sold a minimum of 8,721 Units (the "Tertiary Offering Amount") prior to December 31, 1990, then the Registrant could purchase Tract 1B. Finally, if the Registrant achieved the Tertiary Offering Amount, and purchased Tracts 1A, 1B and 1D as herein above provided, and had sold a minimum of 9,588 Units prior to December 31, 1990, then the Registrant could purchase Tract 1C.

         The Registrant filed a post-effective amendment in August, 1990 to the original prospectus contained in the Registration Statement, outlining to the SEC these modifications to the Offering and the amendment to the Registrant's partnership agreement (the "Partnership Agreement").

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

         The disposition of the Property by the Registrant may result in a substantial sales commission to the general partner ("General Partner") or their affiliates. The General Partner or their affiliates may receive a sales commission up to 3% of the sales price of the Property. In the event an outside sales broker is engaged by the Partnership, the total amount paid to the General Partner or their affiliates and such outside broker shall not exceed 6% of the sales price. However, the payment of this 3% will be subordinate to the investors receiving a return of their invested capital plus the preferred return. The disposition of the Property will not result in the payment of a cumulative management fee, as this has been waived by the General Partner.

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

         The General Partner and affiliates of the general partner currently serve as general partner or managing member in several private partnerships or limited liability companies, which currently own various types of real property. None of the prior partnerships sponsored by the General Partner or its affiliates now contemplate the acquisition of any additional properties of the type purchased by the Registrant. However, the General Partner or its affiliates may invest in or acquire ownership in additional private partnerships or limited liability companies in the future. In addition, the General Partner and its affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         Located immediately adjacent to the Property is an approximately 96.74 acre tract which was owned by Interstate Land Investors I Limited Partnership ("Interstate I"), a North Carolina limited partnership having the same general partner as the Registrant. Interstate I acquired the adjacent property on September 30, 1988, for a purchase price of $4,200,000. Interstate I sold the adjacent property in May 2001 to Greenfield Development Company, LLC ("Greenfield") and Interstate I was liquidated in 2001.

         The General Partner will devote only so much of its time to the business of the Registrant as in their judgment and experience is reasonably required. The General Partner is engaged in other activities that also require its time and attention.

         As of December 31, 2004, the Registrant did not directly employ any persons in a full-time position.

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

         Tract 1 (which was subdivided - See Item 1) is an approximately 91.64 acre tract located in the northeast quadrant of I-77 and Gold Hill Road in York County, South Carolina (the "County"). 16.1 acres of Tract 1 lie in a floodplain and the remaining 76.03 acres are usable and free of rights-of-way. Tract 1 has approximately 2,200 feet of frontage along Gold Hill Road and 3,600 feet of frontage along I-77. Electricity and telephones are available to Tract 1. Municipal water and sewer has been brought to the edge of the Property and would be made available if the Property were developed. Upon the sale of the Tract, Tract 1 zoning was to revert to BD-2 and

BD-3 under the York County Zoning Ordinance. The BD-2 classification is designed to provide for the development of office and institutional parks in areas free of general commercial activity. The BD-3 classification is designed to provide for retail establishments, such as department stores and variety stores. Tract 1 was subdivided into four Tracts. Tract 1A is approximately 17.0 acres; Tract 1B, approximately 24.33 acres; Tract 1C, approximately 19.08 acres; and Tract 1D, approximately 31.23 acres. After the sale of a portion of the Property as described below, Tracts 1A and 1D are currently owned by the Registrant.

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

         In June 2000, the Partnership entered into a contract with Greenfield to sell 97 acres of the 145 acres of unimproved Property currently held by the Registrant for $45,000 per acre, subject to adjustments for wetlands acreage. The actual proceeds from the sale totaled $4,353,360. The purchaser deposited $50,000 earnest money with a title agency. Under the terms of the contract, the purchaser had until November 6, 2000, to complete their due diligence. However, Greenfield requested two 90-day extensions of the closing date to provide them time to obtain a wetlands permit from the U.S. Army Corps of Engineers which permit was necessary to allow the proposed development. An additional $25,000 earnest money was deposited with the title agency for the first extension and $50,000 was deposited for the second extension. The first extension expired on March 6, 2001, and the sale was consummated on May 11, 2001 and included Tract 2 and Tract 3.

         The remaining approximate 48 acres of the Property consisting of Tract 1A and Tract 1D is listed and being marketed for sale by Grubb & Ellis/Bissell Patrick, LLC ("Bissell Patrick"). On February 16, 2005, the Partnership entered into a contract to sell all remaining assets, approximately 48 acres of unimproved land. The total proposed sales price is $2,080,000, including earnest money of $20,000 which the purchaser deposited with a title agency on the contract date. Under the terms of the contract, the purchaser has up to 90 days from the contract date to conduct its due diligence, at which time it is required to deposit an additional $50,000 of earnest money to proceed with the purchase. The Partnership's sale of the property will be contingent upon the approval of a majority of its limited partners, subsequent to the inspection period and receipt of final earnest money. Should the sale of the unimproved land held for appreciation be consummated, the Partnership will be liquidated during the year ended December 31, 2005.

ITEM 3 - LEGAL PROCEEDINGS

         The Partnership is not a party to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is not aware of any significant resale of Units since the initial closing on November 3, 1989. As of March 25, 2005, 776 persons were record owners of 7,650 Units.

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

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

SELECTED STATEMENTS OF OPERATIONS DATA

         The following selected financial data for the five years ended December 31, 2004, have been derived from audited financial statements. The audited financial statements for each of the three years ended December 31, 2004, and the accompanying notes and independent auditors' report, are contained elsewhere in this report. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Partnership's audited financial statements (including the notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                 YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------
                                2004           2003        2002          2001           2000
                                ----           ----        ----          ----           ----
Revenue from Sale
   of Property                $       0     $      0     $      0     $4,353,360     $      0
Interest and Other
   Income                           374          252        1,313         17,424        3,056
Property write-
   down                         211,500            0            0              0            0

Cost of Real Estate
  Sold                                0            0            0      4,986,109            0

Expenses                        104,929       42,966       33,446         36,985       57,177
                              ---------     --------     --------     ----------     --------

Extraordinary Gain
  on Extinguishment
  of Liability                        0            0            0        131,561            0



Net Loss                      $(316,055)    $(42,714)    $(32,133)    $ (520,749)    $(54,121)
                              ---------     --------     --------     ----------     --------
Distributions to
   limited partners           $       0     $      0     $    439     $3,467,974     $      0
                              ---------     --------     --------     ----------     --------
Net Loss Allocated
   to Class A limited
   partners                   $(316,015)    $(42,709)    $(32,129)    $ (520,684)    $(54,115)
                              ---------     --------     --------     ----------     --------
Net Loss Per Class
   A limited
   partnership unit           $  (41.31)    $  (5.58)    $  (4.20)    $   (68.06)   $   (7.07)
                              ---------     --------     --------     ----------    ---------



SELECTED BALANCE SHEET DATA

                                                               DECEMBER 31,
                          -----------------------------------------------------------------------------------
                              2004               2003            2002               2001               2000
                              ----               ----            ----               ----               ----
Total Assets              $1,711,327        $1,971,761        $2,008,978         $2,041,174        $6,494,010
Total Liabilities           $ 61,494          $  5,873           $   376             $    0         $ 464,113
                            --------          --------           -------             ------         ---------
Partner's Capital         $1,649,833        $1,965,888        $2,008,602         $2,041,174        $6,029,897
                          ----------        ----------        ----------         ----------        ----------

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

         Impairment of Long-Lived Assets Unimproved land held for appreciation is recorded at cost unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we make an assessment of its recoverability by estimating the undiscounted future cash flows of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Management has determined that there has been no impairment in the carrying value of unimproved land held by the Partnership at December 31, 2002 and 2003. However, at December 31, 2004, management determined the estimated cash to be derived from its remaining asset will be less than its recorded value. So, accordingly, a non-cash charge of $211,500 was recorded to write-down its unimproved land.

         Unimproved land is subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our unimproved land. These factors include:

         -        the general economic climate;

         -        competition from other unimproved land;

         - changes in governmental regulations and the related cost of compliance; and

         -        the relative illiquidity of such investments.

Any adverse changes in these factors could cause an impairment in our long-lived assets.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements at this time.

CONTRACTUAL OBLIGATIONS

         At this time, we do not have any material contractual obligations of the nature required to be disclosed pursuant to Item 303(a)(5) of Regulation S-K.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, the Registrant had $11,327 in cash and cash equivalents on hand which will be retained to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of the Property, its only sources of additional capital are from General Partner advances or other borrowings. The General Partner anticipates that any future additional funds necessary for the operations of the Partnership will be provided by ISCR.

         In 2004, a line of credit for $200,000 was established by ISCR. ISCR is entitled to accrue interest at prime plus two percent.

TRANSACTIONS WITH RELATED PARTIES

         A line of credit has been established by the general partner for the purpose of making advances to the Registrant to cover future operating expenses of the Registrant. Interest is accrued at prime plus two percent. At December 31, 2004, a balance of $53,489 was due to the general partner from this line of credit arrangement, as well as $562 of accrued interest.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2004 to the year ended December 31,
2003

         The registrant's net loss increased from $42,714 for the year ended December 31, 2003 to $316,055 for the year ended December 31, 2004. The loss in 2004 is the result of regular and ongoing partnership expenses that were higher for 2004 when compared to the loss incurred in 2003 as well as a write-down to the carrying value of the unimproved land.

         Professional and legal fees increased from $39,514 in 2003 to $101,015 in 2004 reflecting extra charges incurred by auditors and also due to higher database management fees. General and administrative expenses decreased from $3,246 in 2003 to $3,240 in 2004.

         During the fourth quarter of 2004, the Partnership recorded a non-cash charge of approximately $211,500 to write-down its remaining unimproved land to its net realizable value.

         The Registrant's net loss increased from $32,133 for the year ended December 31, 2002, to $42,714 for the year ended December 31, 2003. The loss in 2003 is the result of regular and ongoing partnership expenses that were higher for 2003 when compared to the loss incurred in 2002.

         Professional and legal fees increased from $28,034 in 2002 to $39,514 in 2003 reflecting extra charges incurred by auditors and tax preparers for new electronic filing requirements mandated by the Internal Revenue Service ("IRS"). General and administrative expenses decreased from $5,392 in 2002 to $3,246 in 2003. The difference is due primarily to an approximate $3,800 one-time fee paid in 2002 for a real estate broker's opinion of value and database management fees incurred also for the new IRS electronic filing requirements.

SELECTED QUARTERLY FINANCIAL DATA

         The table below shows excerpted results from our quarterly Reports on Form 10-Q filed in the years ended December 31, 2004 and 2003.

                                                     2004                                      2003
                                                 (UNAUDITED)                                (UNAUDITED)
                        1ST         2ND         3RD        4TH                  1ST        2ND        3RD        4TH
                       QUARTER    QUARTER     QUARTER    QUARTER     TOTAL    QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                      ---------   --------   ---------  ---------  ---------  --------  ---------  ---------  ---------  --------
TOTAL REVENUES            $ 128        127          82         37        374       120        53         13         66        252
TOTAL EXPENSES          $43,064     15,926      19,936    237,503    316,429    14,399    10,637     12,346      5,584     42,966
                        -------     ------      ------    -------    -------    ------    ------     ------      -----     ------

NET INCOME (LOSS)     ($42,936)   (15,799)    (19,854)  (237,466)  (316,055)  (14,279)  (10,584)   (12,334)    (5,517)   (42,714)
                      =========   ========    ========  =========  =========  ========  ========   ========    =======   ========

NET INCOME (LOSS)
   ALLOCATED TO:
GENERAL PARTNERS      ($     4)        (2)         (2)       (24)       (32)     (143)       (1)        (1)        140        (5)
CLASS A LIMITED\
   PARTNERS           ($42,931)   (15,796)    (19,852)  (237,436)  (316,015)  (14,136)  (10,583)   (12,332)    (5,658)   (42,709)
NET INCOME (LOSS)
   PER CLASS A
   LIMITED
   PARTNERSHIP UNIT   ($  5.61      (2.07)      (2.60)    (31.03)    (41.31)    (1.85)    (1.38)     (1.61)     (0.74)     (5.58)

SUBSEQUENT EVENT

         On February 16, 2005, the Partnership entered into a contract to sell all remaining assets, approximately 48 acres of unimproved land. The total proposed sales price is $2,080,000, including earnest money of $20,000 which the purchaser deposited with a title agency on the contract date. Under the terms of the contract, the purchaser has up to 90 days from the contract date to conduct its due diligence, at which time it is required to deposit an additional $50,000 of earnest money to proceed with the purchase.

         The transaction is currently subject to a due diligence period of 90 days, during which the purchaser has the right to terminate the agreement. Accordingly, there are no assurances this transaction will close.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         There were no disagreements concerning either the December 31, 2004, financial statements or the December 31, 2003, financial statements.

         On November 7, 2003, Faulkner & Thompson, P.A. resigned as the Registrant's independent auditors (See Item 15). On March 11, 2004, KPMG LLP was engaged as Registrant's new independent auditors. Forms 8-K were filed on both of the above-referenced dates reporting these changes.

ITEM 9A - CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The General Partner (our principal executive officer and principal financial officer), acting through its President, has concluded, based on its evaluation as of December 31, 2004, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Partnership's management, including the General Partner's President, as appropriate to allow timely decisions regarding required disclosure.

         Changes in internal controls. There were no changes in the Partnership's internal controls over financial reporting or in other factors in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, these controls.


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

         Because we are a limited partnership, ISCR, as our General Partner, functions as our board of directors. Because we do not have a board of directors, we do not have an audit committee or a "financial expert," as defined in Item 401(h) of the SEC's Regulation S-K. ISCR serves as the General Partner, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of the Partnership. James Christopher Boone is President of ISCR

ITEM 11 - EXECUTIVE COMPENSATION

         No remuneration from the Partnership was paid or accrued for the account of any partner, officer or director of the General Partner during the Partnership's fiscal year ended December 31, 2004.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED MATTERS

         As of March 25, 2005, Begley-Hall, P.O. Box 1027, Mount Airy, NC 27030, an investment partnership, beneficially owned 6.87% of the limited partnership interests or 525.6 Units.

         As of March 25, 2005, none of the individual directors and officers of the General Partner beneficially owned any Units. ISCR has sole investment and voting power with respect to the securities indicated in the table below. The address of ISCR is 1329 East Morehead Street, Suite 201, Charlotte, NC 28204.

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

         There are no items to report regarding certain relationships and related transactions.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table shows the amount of audit, audit-related, tax, and other service fees paid by the Registrant to its independent auditors, Faulkner & Thompson, P.A, and KPMG LLP, for calendar years ended December 31, 2003 and 2004, respectively:

                                             2003                  2004
                                             ----                  ----

            AUDIT FEES (1)                 $14,112               $45,000
            AUDIT-RELATED FEES (2)           -0-                   -0-
            TAX FEES (3)                     -0-                 $16,150
            ALL OTHER FEES                   -0-                   -0-


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

         (2) AUDIT-RELATED FEES: This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include other accounting consulting related to acquisitions and dispositions, internal control reviews, and general assistance with implementation of SEC rules and regulations promulgated under the Sarbanes-Oxley Act of 2002.

         (3) TAX FEES: This category consists of professional services rendered by our independent auditor for tax compliance and tax planning. The services for the fees disclosed under this category include tax compliance.

         Generally, before an independent auditor is engaged by us to render audit or non-audit services, the engagement is approved early each calendar year by ISCR, as our General Partner. Any subsequent changes in audit, audit-related, tax, or other services to be provided by our independent auditor due to changes in scope of work, terms, conditions, or fees of the engagement must be pre-approved by ISCR. ISCR may delegate its pre-approval authority to its executive officers. This delegation of pre-approval authority extends to audit and non-audit services not proscribed by applicable laws and regulations to be rendered by our independent auditor. Non-audit services can only be approved under this delegation of authority for services of a scope and for fees comparable to those described above with respect to 2004. Such officers shall promptly inform ISCR of any pre-approval decisions. For calendar years 2003 and 2004, through August 13, 2004, ISCR delegated this authority to Jeffrey K. Harpel, its Senior Vice President. Subsequent to August 13, 2004, Chris Boone, President, ISCR was responsible for pre-approval decisions. Requests or applications to provide services that require specific approval by the General Partner will be submitted to ISCR by the independent auditor and must be consistent with applicable SEC regulations regarding auditor independence.

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

         (b)      Reports on Form 8-K.

                  A current report on Form 8-K was filed on November 7, 2003, reporting that Faulkner & Thompson, P.A., the Registrant's independent auditors, had resigned and a replacement firm was being sought.

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


                                               By: /s/ James Christopher Boone
                                                   -----------------------------
                                                   Name: James Christopher Boone
                                                   Title: President

Date:  April 15, 2005

                Interstate Land Investors II Limited Partnership
                          Index to Financial Statements

                                                                                                             Pages
                                                                                                             -----

Report of Independent Registered Public Accounting Firm (KPMG LLP).............................................F-1
Report of Independent Certified Public Accountants (Faulkner & Thompson, P.A.).................................F-2
Financial Statements:
    Balance Sheets.............................................................................................F-3
    Statements of Operations...................................................................................F-4
    Statements of Partners' Capital............................................................................F-5
    Statements of Cash Flows...................................................................................F-6
    Notes to Financial Statements .................................................................... F-7 to F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
Interstate Land Investors II Limited Partnership:

We have audited the accompanying balance sheets of Interstate Land Investors II Limited Partnership (the Company) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Land Investors II Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                             /s/ KPMG LLP

Charlotte, North Carolina
April 14, 2005

                           FAULKNER AND THOMPSON, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 2456
                      ROCK HILL, SOUTH CAROLINA 29732-4456



                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Interstate Land Investors II, Limited Partnership
Charlotte, North Carolina

         We have audited the accompanying statements of operations, partners' capital and cash flows of Interstate Land Investors II, Limited Partnership (a North Carolina partnership), for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, partners' capital and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, partners' capital and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall presentation of the statements of operations, partners' capital and cash flows. We believe that our audit of the statements of operations, partners' capital and cash flows provides a reasonable basis for our opinion.

         In our opinion, the statements of operations, partners' capital and cash flows referred to above present fairly, in all material respects, the results of the operations of Interstate Land Investors II, Limited Partnership, for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Faulkner and Thompson, P.A.

Charlotte, North Carolina
February 6, 2003

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (A NORTH CAROLINA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                                    DECEMBER 31,
                                                                          --------------------------------
                                                                              2004                 2003
                                                                          ----------            ----------
                          ASSETS

Unimproved land held for investment purposes                              $1,700,000            $1,911,500
Cash and cash equivalents                                                     11,327                60,261
                                                                          ----------            ----------
         Total assets                                                     $1,711,327            $1,971,761
                                                                          ==========            ==========

              LIABILITIES AND PARTNERS' CAPITAL
Liabilities
     Accrued expenses                                                         $7,443                $5,873
     Interest payable - related party                                            562                     0
     Line of credit - related party                                           53,489                     0
                                                                          ----------            ----------
         Total liabilities                                                    61,494                 5,873
                                                                          ----------            ----------
Partners' Capital
     Class A limited partners' interest                                    1,650,023             1,966,038
         (authorized, 9,588 units; issued and outstanding,
         7,650 units in 2004 and 2003)
     Subordinated limited partner interest                                        61                    69
     General partners' capital deficiency                                      (251)                 (219)
                                                                          ----------            ----------
         Total partners' capital                                           1,649,833             1,965,888
                                                                          ----------            ----------
         Total liabilities and partners' capital                          $1,711,327            $1,971,761
                                                                          ==========            ==========

See accompanying notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (A NORTH CAROLINA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                             YEARS ENDED DECEMBER 31
                                                              ---------------------------------------------------
                                                                    2004               2003              2002
                                                              --------------     --------------     -------------

OPERATING INCOME

Interest                                                                $374               $252            $1,313
                                                              --------------     --------------     -------------
         Total operating income                                          374                252             1,313

OPERATING EXPENSES
     Professional fees                                               101,015             39,514            28,034
     Property tax                                                        112                206                20
     Interest expense - related party                                    562                 --                --
     General and administrative                                        3,240              3,246             5,392
     Write-down of land held for investment purposes                 211,500                 --                --
                                                              --------------     --------------     -------------
         Total operating expenses                                    316,429             42,966            33,446
                                                              --------------     --------------     -------------

Net loss                                                           $(316,055)         $ (42,714)         $(32,133)
                                                              ==============     ==============     =============

NET LOSS ALLOCATED TO
Class A limited partners                                           $(316,015)         $ (42,709)          (32,129)
Subordinated limited partner                                              (8)                (1)               (1)
General partners                                                         (32)                (4)               (3)
                                                              --------------     --------------     -------------
         Net loss                                                  $(316,055)         $ (42,714)          (32,133)
                                                              ==============     ==============     =============

Weighted average Class A limited partnership units
     outstanding                                                       7,650              7,650             7,650
                                                              ==============     ==============     =============
Net loss per weighted average Class A limited partnership
     unit                                                            $(41.31)         $   (5.58)          $(4.20)
                                                              ==============     ==============     =============

See accompanying notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (A NORTH CAROLINA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                          CLASS A LIMITED PARTNERS           SUBORDINATED
                                          ------------------------       ---------------------
                                                                         LIMITED      GENERAL
                                          UNITS           CAPITAL        PARTNER      PARTNERS          TOTAL
                                          -----         ----------       -------      --------        ----------
Partners' capital (deficiency)
     December 31, 2001                    7,650         $2,041,315         $71         $(212)         $2,041,174
     Net loss                                --            (32,129)         (1)           (3)            (32,133)
     Distribution to partners                --               (439)         --            --                (439)
Partners' capital (deficiency)
     December 31, 2002                    7,650          2,008,747          70          (215)          2,008,602
     Net loss                                --            (42,709)         (1)           (4)            (42,714)
Partners' capital (deficiency)
     December 31, 2003                    7,650          1,966,038          69          (219)          1,965,888
     Net loss                                --           (316,015)         (8)          (32)           (316,055)

Partners' capital (deficiency)
     December 31, 2004                    7,650         $1,650,023         $61         $(251)         $1,649,833

See accompanying notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (A NORTH CAROLINA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                   YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                        2004                   2003                2002
                                                                    ---------                --------            --------
OPERATING ACTIVITIES
Net loss                                                            $(316,055)               $(42,714)           $(32,133)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Write-down of land held for investment purposes                   211,500                      --                  --
    Increase in accrued expenses                                        1,570                   5,497                 376
    Increase in accrued expenses - related party                          562                      --                  --
                                                                    ---------                --------            --------
        Net cash used in operating activities                        (102,423)                (37,217)            (31,757)
                                                                    ---------                --------            --------

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
  line of credit - related party                                       53,489                      --                  --
    Distributions to partners                                              --                      --                (439)
                                                                    ---------                --------            --------
        Net cash provided (used) by financing activities               53,489                      --                (439)
                                                                    ---------                --------            --------

(Decrease) in cash and cash equivalents                               (48,934)                (37,217)            (32,196)
Cash and cash equivalents, beginning of year                           60,261                  97,478             129,674
                                                                    ---------                --------            --------
Cash and cash equivalents, end of year                                $11,327                 $60,261             $97,478
                                                                    =========                ========            ========

See accompanying notes to financial statements.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (a North Carolina limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Interstate Land Investors II Limited Partnership (the "Partnership") is a North Carolina limited partnership formed on July 26, 1989 to acquire for investment, hold for appreciation and ultimately dispose of, without substantial improvements, undeveloped land in York County, South Carolina. The Partnership acquired 97 acres of such land in November 1989 and an additional 48 acres in November 1990. The Partnership shall continue its existence without interruption subject to the terms and conditions set forth in the partnership agreement and the provisions of the Revised Uniform Limited Partnership Act of the State of North Carolina.

         Generally, the liability for Partnership debts, liabilities and obligations will be limited to the amounts contributed and agreed to contribute to the capital of the Partnership, together with the share of undistributed profits, if any.

         Until January 1, 1992, the managing general partner was Performance Investments, Inc. ("PII"), which is 100% owned by Mr. William Garith Allen and a family member. Mr. Allen and ISC Realty Corporation ("ISCR") are also general partners in the Partnership and effective January 1, 1992, assumed the role of co-managing partners. In November 1991, PII consented to the conversion of its interest to that of a Class A limited partner, to become effective January 1, 1992. PII, however, retains the same interest in the Partnership's net profit, losses and distributions as it had as a general partner subject to the same priority of the other Class A limited partners. In December 1993, upon the approval of 67% of the Class A limited partners' interest and upon meeting certain conditions in the partnership agreement, the partners exercised their one-time right to direct the general partners to sell the property at a price no less than $11,104,839, reduced by the proceeds from any previous sales. The property was to be sold by November 1994, or at that time Mr. Allen would agree to either (i) purchase the property from the Partnership on such date at the purchase price or, (ii) elect not to purchase the property at the purchase price but instead forfeit his right to receive subordinated returns, withdraw as a general partner and transfer his general partnership interest to ISCR. In 1997, Mr. Allen executed an assignment of his partnership interests and forfeited his right to subordinated returns by the transfer of his interest and PII's interest to ISCR.

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

CASH EQUIVALENTS

         For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments having maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Partnership's cash consisted of monies deposited through Wachovia Securities, LLC (an affiliate of ISCR through August 13, 2004) in a money market fund.

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (a North Carolina limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
--------------------------------------------------------------------------------

UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES

         The costs of acquiring land, including related closing and predevelopment costs, are capitalized and will be allocated to cost of sales as sales of the property occur. Market value is evaluated based on independent appraisals and comparable market offers. Land is recorded at the lower of cost or market less costs to sell.

ACCRUED EXPENSES

         Accrued expenses consist primarily of accrued legal and accounting expenses, amounts due to the general partner and other payables. Accrued legal and accounting expenses were $5,000 and $2,496 at December 31, 2004 and 2003, respectively.

INCOME TAXES

         The Company is treated as a partnership subject to the provisions of Chapter 1, Subchapter K of the Internal Revenue Code of 1986, as amended. Generally partnerships are not subject to entity-level federal or state income taxation and, as such, the Company is not required to provide for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's taxable income is reported in the tax returns of it partners.

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

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (a North Carolina limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 3:   RELATED PARTIES AND RELATED PARTY TRANSACTIONS

         In connection with the initial acquisition of the property in 1989, the Partnership paid PII and Gold Hill Investment Associates ("Gold Hill") (a partnership of Gold Hill Limited Partnership and an affiliate of Mr. Allen) a total of $322,207 for the assignment of options to acquire the two tracts of land which comprise the property and for reimbursement of Gold Hill and PII's holding costs in the options (which totaled approximately $126,750). The total cost, along with legal and other acquisition expenses, is included in the land on the accompanying balance sheets.

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

         ISCR pays expenses on behalf of the Partnership and is subsequently reimbursed. At December 31, 2004 and 2003, the Partnership had payables due to ISCR of $53,489 and $1,991, respectively. As noted, ISCR has not charged the Partnership administrative fees for providing services since 2000.

         During 2004, ISCR advanced funds to the Partnership for operating expenses. The balance of the advances at December 31, 2004 was $53,489. Interest was accrued at the then current prime-lending rate plus two percent and total accrued interest was $562 at December 31, 2004.

NOTE 4:  LINE-OF-CREDIT FROM RELATED PARTY

         The Partnership has obtained a $200,000 line of credit from ISCR to utilize as needed. The line of credit had a balance of $53,489 and $0 at December 31, 2004 and 2003, respectively. Interest is charged on any funded portion of this line of credit at 2% above the then current prime-lending rate. ISCR received a mortgage and assignment of rents and leases on the property as security. Interest accrued on this line of credit which would be paid along with the outstanding principal balance on the earlier of:

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

                INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
                     (a North Carolina limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
--------------------------------------------------------------------------------

NOTE 5:  UNIMPROVED LAND HELD FOR INVESTMENT PURPOSES

         The general partner periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the recorded asset values. During the fourth quarter of 2004, the Partnership estimated cash to be derived from its remaining asset will be less than its recorded value. Accordingly, the general partner has recorded a non-cash charge of $211,500, or approximately $27.65 per partnership unit to write-down its unimproved land to reflect its estimated value based on the contract reflected in note 7. This adjustment reflects selling costs of $380,000 consisting of sales commissions, rollback property taxes and other selling costs.

NOTE 6:  RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

         A reconciliation of financial statement net loss and taxable loss is as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               2004            2003           2002
                                                            ---------        --------       --------

FINANCIAL STATEMENT NET LOSS                                ($316,055)       ($42,714)      ($32,133)
Less:  Book Loss from Write Down of Land                     $211,500              --             --
                                                            ---------        --------       --------
     Taxable loss                                           ($104,555)       ($42,714)      ($32,133)

NOTE 7:  SUBSEQUENT EVENT

         On February 16, 2005, the Partnership entered into a contract to sell all remaining assets, approximately 48 acres of unimproved land. The total proposed sales price is $2,080,000, including earnest money of $20,000 which the purchaser deposited with a title agency on the contract date. Under the terms of the contract, the purchaser has up to 90 days from the contract date to conduct its due diligence, at which time it is required to deposit an additional $50,000 of earnest money to proceed with the purchase. The Partnership's sale of the property will be contingent upon the approval of a majority of its limited partners, subsequent to the inspection period and receipt of final earnest money. Should the sale of the unimproved land held for investment purposes be consummated, the Partnership will be liquidated during the year ended December 31, 2005.

                                INDEX TO EXHIBITS
EXHIBIT NO.
-----------

3.1* PARTNERSHIP AGREEMENT DATED JULY 27, 1989 (INCORPORATED BY REFERENCE TO EXHIBIT A TO AMENDMENT NUMBER 3 TO THE PARTNERSHIP'S REGISTRATION STATEMENT ON FORM S-11 FILED ON SEPTEMBER 28, 1989 (FILE 33-30312 )).

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

---------------
* Previously filed