Form 10-Q
period 2005-03-31
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2005-05-16
CIK 853891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to_________

Commission file number 000-18547

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	56-1669199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

BALANCE SHEETS
(Unaudited)

March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004

ASSETS
Unimproved land held for investment purposes	$1,700,000	1,700,000
Cash and cash equivalents	11,355	11,327

Total assets	$1,711,355	1,711,327

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Accrued expenses	24,973	8,005
Due to general partner	63,121	53,489

Total liabilities	88,094	61,494

Partners’ Capital
Class A limited partners’ interest	1,623,454	1,650,023
(authorization, 9,588 units; issued and outstanding, 7,650 units in 2005 and 2004)
Subordinated limited partner interest	60	61
General partners’ capital deficiency	(253)	(251)

Total partners’ capital	1,623,261	1,649,833

Total liabilities and partners’ capital	$1,711,355	1,711,327

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004

OPERATING REVENUE
Interest	$38	128

Total operating revenue	38	128

OPERATING EXPENSE
Professional fees	25,239	42,716
Property tax	30	28
General and administrative	1,341	320

Total operating expense	26,610	43,064

Net loss	$(26,572)	(42,936)

NET LOSS ALLOCATED TO
Class A limited partners	$(26,569)	(42,931)
Subordinated limited partner	(1)	(1)
General partners	(2)	(4)

Net loss	$(26,572)	(42,936)

Weighted average Class A limited partnership units outstanding	7,650	7,650
Net loss per weighted average Class A limited partnership unit	$(3.47)	(5.61)

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

Three Months Ended March 31, 2005 and 2004

	Class A Limited Partners		Subordinated
			Limited	General
	Units	Capital	Partner	Partners	Total

Partners’ capital (deficiency), December 31, 2003	7,650	$1,966,038	69	(219)	1,965,888
Net loss	—	(42,931)	(1)	(4)	(42,936)

Partners’ capital (deficiency), March 31, 2004	7,650	1,923,107	68	(223)	1,922,952

Partners’ capital (deficiency), December 31, 2004	7,650	1,650,023	61	(251)	1,649,833
Net loss	—	(26,569)	(1)	(2)	(26,572)

Partners’ capital (deficiency), March 31, 2005	7,650	$1,623,454	60	(253)	1,623,261

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004

OPERATING ACTIVITIES
Net loss	$(26,572)	(42,936)
Adjustments to reconcile net loss to net cash provided by operating activities
Increase in due to general partner — related party	9,632	46,668
Increase (decrease) in accrued expenses	16,968	(3,604)

Net cash provided by operating activities	28	128

Increase (decrease) in cash and cash equivalents	28	128
Cash and cash equivalents, beginning of period	11,327	60,261

Cash and cash equivalents, end of period	$11,355	60,389

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)

NOTE TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005 and 2004

     Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership’s business consists of holding for investment, disposing and otherwise dealing in approximately 48 acres of undeveloped land (the “Property”) located in York County, South Carolina.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements of the Registrant, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months ended March 31, 2005, are not necessarily indicative of the results of operations that may be expected in the future. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions during the reporting period that affect the amounts reported in the financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Please refer to the Registrant’s 2004 Annual Report on Form 10-K for additional information related to the Registrant’s organization and to the Registrant’s audited financial statements for the two years ended December 31, 2004, including the related notes to financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     As of March 31, 2005, the Registrant had $11,355 in cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of Property, its only sources of additional capital are from general partner advances or other borrowings. A line of credit of $200,000 has been established by the general partner for the purpose of making advances to the Registrant to cover future operating expenses of the Registrant. The general partner advanced $7,990 to the Registrant from this line of credit during the quarter.

     As of March 31, 2005, the amount due to general partner was $63,121 compared to $53,489 on December 31, 2004. This increase from the end of 2004 was driven by expenses incurred by the Registrant during the first three months of 2005.

RESULTS OF OPERATIONS.

Three months ended March 31, 2005

     The Registrant’s net loss was $26,572 for the first quarter of 2005 as compared to a net loss of $42,936 for the same period in 2004. The decreased loss for the current quarter was primarily due to lower professional fees.

     Interest income of $38 for the first quarter 2005 decreased from $128 for the same quarter last year due to lower cash on hand in 2005.

     Professional fees decreased to $25,239 in the first quarter of 2005 compared to $42,716 for the first quarter of 2004. This decrease primarily reflects lower database management.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership does not hold any financial instruments with market risk exposure.

ITEM 4 — CONTROLS AND PROCEDURES.

     As of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s general partner (the Partnership’s principal executive officer and principal financial officer), acting through its President, evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the President concluded that as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant maintained effective disclosure controls and procedures. In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On February 10, 2005, the Partnership entered into a contract to sell all remaining assets, approximately 48 acres of unimproved land. The total proposed sales price is $2,080,000, including earnest money of $20,000 which the purchaser deposited with a title agency on the contract date. Under the terms of the contract, the purchaser has up to 90 days from the contract date to conduct its due diligence, at which time it is required to deposit an additional $50,000 of earnest money to proceed with the purchase.

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

Date: May 13, 2005