Form 10-Q
period 2005-09-30
INTERSTATE LAND INVESTORS II LTD PARTNERSHIP
filed 2005-11-15
CIK 853891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)
BALANCE SHEETS
(Unaudited)
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004

ASSETS
Unimproved land held for investment purposes	$1,700,000	1,700,000
Cash and cash equivalents	9,750	11,327

Total assets	$1,709,750	1,711,327

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Accrued expenses	1,752	8,005
Due to general partner	131,863	53,489

Total liabilities	133,615	61,494

Partners’ Capital
Class A limited partners’ interest	1,576,334	1,650,023
(authorization, 9,588 units; issued and outstanding, 7,650 units in 2004 and 2003)
Subordinated limited partner interest	59	61
General partners’ capital deficiency	(258)	(251)

Total partners’ capital	1,576,135	1,649,833

Total liabilities and partners’ capital	$1,709,750	1,711,327

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)
STATEMENTS OF OPERATIONS
(Unaudited)
Three Months and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

OPERATING REVENUE
Interest	$20	82	84	337

Total operating revenue	20	82	84	337

OPERATING EXPENSE
Professional fees	25,356	19,038	62,055	75,852
Property tax	30	28	90	84
General and administrative	8,426	870	11,637	2,990

Total operating expense	33,812	19,936	73,782	78,926

Net loss	$(33,792)	(19,854)	(73,698)	(78,589)

NET LOSS ALLOCATED TO
Class A limited partners	$(33,788)	(19,852)	(73,689)	(78,579)
Subordinated limited partner	(1)	(0)	(2)	(2)
General partners	(3)	(2)	(7)	(8)

Net loss	$(33,792)	(19,854)	(73,698)	(78,589)

Weighted average Class A limited partnership units outstanding	7,650	7,650	7,650	7,650
Net loss per weighted average Class A limited partnership unit	$(4.42)	(2.60)	(9.63)	(10.27)

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)
STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

	Class A Limited Partners		Subordinated
			Limited	General
	Units	Capital	Partner	Partners	Total

Partners’ capital (deficiency), December 31, 2003	7,650	$1,966,038	69	(219)	1,965,888
Net loss	—	(78,579)	(2)	(8)	(78,589)

Partners’ capital (deficiency), September 30, 2004	7,650	1,887,459	67	(227)	1,887,299

Partners’ capital (deficiency), December 31, 2004	7,650	1,650,023	61	(251)	1,649,833
Net loss	—	(73,689)	(2)	(7)	(73,698)

Partners’ capital (deficiency), Septermber 30, 2005	7,650	$1,576,334	59	(258)	1,576,135

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended Septermber 30,
	2005	2004

OPERATING ACTIVITIES
Net loss	$(73,698)	(78,589)
Adjustments to reconcile net loss to net cash provided by operating activities Increase (decrease) in accrued expenses	(6,253)	16,609

Net cash provided by operating activities	(79,951)	(61,980)

FINANCING ACTIVITIES
Increase in due to general partner — related party	78,374	13,010

Net cash provided by financing activities	78,374	13,010

Cash and cash equivalents, beginning of period	11,327	60,261

Cash and cash equivalents, end of period	$9,750	11,291

See accompanying notes to financial statements.

INTERSTATE LAND INVESTORS II LIMITED PARTNERSHIP
(a North Carolina limited partnership)
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005 and 2004
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
     Interstate Land Investors II Limited Partnership (“Registrant” or “Partnership”) is a North Carolina limited partnership. The Partnership’s business consists of holding for investment, disposing and otherwise dealing in approximately 48 acres of undeveloped land (the “Property”) located in York County, South Carolina.
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements of the Registrant, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results of operations that may be expected in the future. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions during the reporting period that affect the amounts reported in the financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Please refer to the Registrant’s 2004 Annual Report on Form 10-K for additional information related to the Registrant’s organization and to the Registrant’s audited financial statements for the two years ended December 31, 2004, including the related notes to financial statements.
NOTE 2: SALE OF PROPERTY
     On February 10, 2005, the Partnership entered into a contract to sell all remaining assets, approximately 48 acres of unimproved land. The total proposed sale price is $2,080,000, including earnest money of $20,000 which the purchaser deposited with a title agency on the contract date. The inspection period set forth in the contract expired on May 11, 2005 and the Buyer deposited an additional $50,000 for a total of $70,000 as earnest money. The earnest money is nonrefundable to the Buyer in the event they fail to close under the contract. The closing of the sale under the terms of the contract was originally scheduled to occur in August 2005. In August, the Buyer requested an extension of the closing date and an agreement to extend the closing date has been executed in exchange for the Buyer depositing an additional earnest money deposit of $30,000. The new closing date is January 5, 2006. There are no assurances that the sale will occur as provided in the contract, however, the Registrant will retain the earnest money in the event the sale does not close.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
LIQUIDITY AND CAPITAL RESOURCES.
     As of September 30, 2005, the Registrant had $9,750 in cash and cash equivalents. The Registrant will retain this cash to pay ongoing partnership expenses. Until the Registrant disposes of the remaining approximately 48 acres of Property, its only sources of additional capital are from general partner advances or other borrowings.
     As of September 30, 2005, the amount due to general partner was $131,863 compared to $53,489 on December 31, 2004. This increase from the end of 2004 was driven by expenses incurred by the Registrant during the first nine months of 2005.
RESULTS OF OPERATIONS.
Three months ended September 30, 2005
     The Registrant’s net loss was $33,792 for the third quarter of 2005 as compared to a net loss of $19,854 for the same period in 2004. The increased loss for the current quarter was primarily due to higher professional fees.
     Interest income of $20 for the third quarter 2005 decreased from $82 for the same quarter last year due to the higher cash balance on hand in 2004.
     Professional fees increased to $25,356 in the third quarter of 2004 compared to $19,038 for the third quarter of 2004. This increased was due to additional professional fees incurred as a result of the pending sale of the property. Administrative fees increased from $870 for the third quarter of 2004 to $8,426 for the third quarter of 2005 due to filing fees associated with the proxy mailing.
Nine months ended September 30, 2005
     The Registrant’s net loss was $73,698 for the first nine months of 2005 as compared to a net loss of $78,589 for the same period in 2004. The decreased loss for the first nine months of 2005 compared to the same period last year was primarily due to lower database management fees, offset by the costs associated with the pending sale of the property.
     Interest income of $84 for the first nine months of 2005 decreased from $337 for the same period last year due to a higher cash balance on hand in 2004.
     Professional fees decreased to $62,055 for the first nine months of 2005 compared to $75,852 for the same period in 2004. The decrease reflects lower database management fees which were offset by higher legal and accounting fees incurred in conjunction with the pending sale of the property.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Partnership does not hold any financial instruments with market risk exposure.
ITEM 4 — CONTROLS AND PROCEDURES.
     As of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s general partner (the Partnership’s principal executive officer and principal financial officer), acting through its President, evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the President concluded that as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant maintained effective disclosure controls and procedures. In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     A Proxy Statement dated June 14, 2005 was mailed to all Limited Partners of record at the close of business on March 31, 2005 seeking the vote of the Limited Partners on the approval of the sale of all of the remaining property owned by the Partnership as decribed further in Item 5. below. A meeting of the Limited Partners was held on July 14, 2005 and, as of the date of the meeting, 54.74% of the Registrant’s issued and outstanding limited partner interests voted by proxy in favor of the proposed sale. The closing of the sale under the terms of the contract was originally scheduled to occur in August 2005. In August, the Buyer requested an extension of the closing date and an agreement to extend the closing date has been executed in exchange for the Buyer depositing an additional earnest money deposit of $30,000. The new closing date is January 5, 2006. There are no assurances that the sale will occur as provided in the contract, however, the Registrant will retain the earnest money totaling $100,000 in the event the sale does not close. Assuming the closing occurs as proposed, the Registrant expects to liquidate and distribute the cash remaining prior to the end of first quarter of 2006. Distributions to each limited partner owning a $1,000 Class A interest are estimated to be approximately $195. Each $1,000 Class A interest is expected to incur an ordinary loss from 2005 operations of approximately $40 and a capital loss from the liquidation of the property and partnership of $110. These tax consequences assume the Class A limited partnership interest has been held since the inception of the partnership and ignores the implications of any transfers or transactions related to the Class A limited partnership interest that may impact the limited partner’s tax basis. Limited Partners are strongly encouraged to consult with their own tax advisors as to the income tax implications of the proposed sale of the property and resulting liquidation of the Registrant.
ITEM 5. OTHER INFORMATION.
     On February 10, 2005, the Partnership entered into a contract to sell all remaining assets, approximately 48 acres of unimproved land. The total proposed sale price is $2,080,000, including earnest money of $20,000 which the purchaser deposited with a title agency on the contract date. The inspection period set forth in the contract expired on May 11, 2005 and the Buyer deposited an additional $50,000 for a total of $70,000 as earnest money. The earnest money is nonrefundable to the Buyer in the event they fail to close under the contract. The closing of the sale under the terms of the contract was originally scheduled to occur in August 2005. In August, the Buyer requested an extension of the closing date and an agreement to extend the closing date has been executed in exchange for the Buyer depositing an additional earnest money deposit of $30,000. The new closing date is January 5, 2006. There are no assurances that the sale will occur as provided in the contract, however, the Registrant will retain the earnest money in the event the sale does not close.
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
Date: November 15, 2005